Form 10-Q
period 2019-03-31
Crescent Acquisition Corp
filed 2019-05-15
CIK 1723648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 001-38825

Crescent Acquisition Corp

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-3447941
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11100 Santa Monica Blvd., Suite 2000, Los Angeles, CA	90025
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (310) 235-5900

Not applicable

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one Warrant	CRSAU	The Nasdaq Stock Market LLC
Class A common stock, $0.0001 par value per share	CRSA	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CRSAW	The Nasdaq Stock Market LLC

As of May 15, 2019, the registrant had 25,000,000 of its Class A common stock, $0.0001 par value per share, and 6,250,000 of its Class F common stock, $0.0001 par value per share, outstanding.

CRESCENT ACQUISTION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

Crescent Acquisition Corp

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$1,626,573	$44,896
Prepaid expenses	165,353	—
Total current assets	1,791,926	44,896
Non-current assets:
Deferred offering costs	—	478,104
Cash and investments held in Trust Account	250,302,661	—
Total assets	$252,094,587	$523,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$683,293	$242,741
Accrued franchise and income taxes	95,552	—
Advance from related party	30,144	—
Note payable - Related party	—	262,880
Total current liabilities	808,989	505,621
Deferred underwriting fee payable	8,750,000	—
Total liabilities	9,558,989	505,621
Commitments and Contingencies
Class A common stock subject to possible redemption, 23,753,559 and -0- shares at redemption value as of March 31, 2019 and December 31, 2018, respectively	237,535,590	—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,246,441 and -0- shares issued and outstanding (excluding 23,753,559 and -0- shares subject to possible redemption) as of March 31, 2019 and December 31, 2018, respectively	125	—
Class F common stock, $0.0001 par value; 25,000,000 shares authorized; 7,187,500 shares issued and outstanding(1)	719	719
Additional paid-in capital	4,835,419	24,281
Retained earnings (accumulated deficit)	163,745	(7,621)
Total stockholders’ equity	5,000,008	17,379
Total Liabilities and Stockholders’ Equity	$252,094,587	$523,000

(1)	This number includes up to 937,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4).

See accompanying notes to condensed financial statements.

Crescent Acquisition Corp

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2019	2018
Revenues	$—	$—
Formation Costs	—	(1,560)
General and administrative expenses	(85,743)	—
Loss from operations	(85,743)	(1,560)
Interest income on Trust Account	302,661	—
Income (loss) before income taxes	216,918	(1,560)
Provision for income taxes	(45,552)	—
Net income (loss)	$171,366	$(1,560)
Net income (loss) Per share Information:
Weighted average Class A common stock outstanding (basic and diluted):	25,000,000	—
Net income per Class A common stock (basic and diluted):	$0.01	$—
Weighted average Class F common stock outstanding (basic and diluted) (1):	6,250,000	6,250,000
Net income (loss) per Class F common stock (basic and diluted)	$(0.01)	$(0.00)

(1) This number excludes 937,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter and has been retroactively restated to reflect the surrender of 1,437,500 shares in January 2018 (see Note 4).

See accompanying notes to condensed financial statements.

Crescent Acquisition Corp

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended March 31, 2019

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class F		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit)	Equity
Balance—December 31, 2018	—	$—	7,187,500	$719	$24,281	$(7,621)	$17,379
Sale of units in initial public offering	25,000,000	2,500	—	—	249,997,500	—	250,000,000
Underwriters’ fees and offering expenses	—	—	—	—	(14,653,147)	—	(14,653,147)
Sale of Private Placement Warrants	—	—	—	—	7,000,000	—	7,000,000
Class A common stock subject to possible redemption	(23,753,559)	(2,375)	—	—	(237,533,215)	—	(237,535,590)
Net income	—	—	—	—	—	171,366	171,366
Balance—March 31, 2019	1,246,441	$125	7,187,500	$719	$4,835,419	$163,745	$5,000,008

For the three months ended March 31, 2018

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class F		Paid-In	(Accumulated	Stockholder’s
	Shares	Amount	Shares (1)	Amount	Capital	Deficit)	Equity
Balance—December 31, 2017(1)	—	$—	7,187,500	$719	$24,281	$(1,000)	$24,000
Net loss	—	—	—	—	—	(1,560)	(1,560)
Balance—March 31, 2018	—	—	7,187,500	$719	$24,281	$(2,560)	$22,440

(1)

This number includes up to 937,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter and has been retroactively restated to reflect the surrender of 1,437,500 shares in January 2018 (see Note 4).

See accompanying notes to condensed financial statements.

Crescent Acquisition Corp

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Cash Flows from Operating Activities
Net income (loss)	$171,366	$(1,560)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest earned on securities held in Trust Account	(302,661)	—
Changes in operating assets and liabilities:
Prepaid expenses	(165,353)	—
Deferred offering costs	—	(48,294)
Accounts payable and accrued expenses	440,551	(23,000)
Accrued franchise and income taxes	95,552	—
Net cash provided by (used in) operating activities	239,455	(72,854)
Cash Flows from Investing Activities
Investment of cash in Trust Account	(250,000,000)	—
Net cash used in investing activities	(250,000,000)	—
Cash Flows from Financing Activities
Proceeds from sale of units in initial public offering	250,000,000	—
Proceeds from sale of Private Placement Warrants	7,000,000	—
Advances from related party	148,467	—
Repayment of advances from related party	(118,323)	—
Proceeds from Note Payable-Related party	37,120	50,000
Repayment of Note Payable-Related party	(300,000)	—
Payment of offering costs	(5,425,042)	—
Net cash provided by financing activities	251,342,222	50,000
Net increase (decrease) in cash	1,581,677	(22,854)
Cash—beginning of the period	44,896	67,750
Cash—end of the period	$1,626,573	$44,896
Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued expenses	—	$322,290
Deferred underwriting fee payable charged to additional paid-in capital in connection with the initial public offering	$8,750,000	—
Deferred offering costs charged to additional paid-in capital upon completion of the initial public offering	$478,104	—
Class A common stock subject to possible redemption	$237,535,590	—

See accompanying notes to condensed financial statements.

Crescent Acquisition Corp

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019 (Unaudited)

1. Description of Organization and Business Operations

Organization and General

Crescent Acquisition Corp (formerly known as Crescent Funding Inc.) (the “Company”) was incorporated in Delaware on November 17, 2017. On October 30, 2018, the Company changed its name to Crescent Acquisition Corp. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At March 31, 2019, the Company had not yet commenced operations. All activity for the period from November 17, 2017 (inception) through March 31, 2019 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and since the closing of the Initial Public Offering, a search for a business combination as described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is CFI Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective by U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2019. On March 12, 2019, the Company consummated the Initial Public Offering of 25,000,000 units (“Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000 (Note 3) and incurring offering costs of approximately $14.7 million, consisting principally of underwriter discounts of $13.75 million (including $8.75 million of which payment is deferred) and approximately $0.9 million of other offering costs. The Company intends to finance its Initial Business Combination with proceeds from the $250,000,000 Initial Public Offering of Units and a $7,000,000 private placement (Note 4). Upon the closing of the Initial Public Offering and the private placement, $250,000,000 was placed in a trust account (the “Trust Account”) (discussed below).

Trust Account

Funds from the Public Offering have been placed in the Trust Account. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government treasury obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares sold in the Initial Public Offering that have been properly submitted in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such Public Shares if it does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering; or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriters fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by applicable law or under stock exchange listing requirements. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes. As a result, such shares of Class A common stock are recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors will enter into a letter agreement with the Company, pursuant to which they will agree to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019. These accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s final prospectus filed by the Company with the SEC on March 11, 2019 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on March 18, 2019.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement Warrants to purchase an aggregate of 19,500,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period.

The Company’s condensed statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. Net loss per share, basic and diluted for Class F common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class F common stock outstanding for the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering.” Offering costs consist of costs incurred in connection with formation and preparation for the Initial Public Offering. These costs, together with the deferred underwriter fee, were charged to additional paid-in capital upon completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock will be affected by charges against additional paid-in capital. Accordingly, at March 31, 2019 and December 31, 2018, 23,753,559 and 0 of the 25,000,000 Public Shares were classified outside of permanent equity.

Recent Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings Per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. The Company adopted this guidance as of March 12, 2019. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures until a trigger event occurs. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

3. Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units at a price of $10.00 per Unit. The Sponsor purchased an aggregate of 7,000,000 warrants at a price of $1.00 per warrant in a private placement that closed simultaneously with the Initial Public Offering.

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one half of one warrant (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of equity or equity-linked securities). No fractional warrants will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Warrant holders.

The Company granted the underwriters a 45-day option to purchase up to 3,750,000 additional Units to cover any over-allotments at the initial public offering price less the underwriting discounts and commissions. The Units that would be issued in connection with the over-allotment option would be identical to the Units issued in the Initial Public Offering.

The Company paid an underwriting discount of 2.0% of the gross offering proceeds to the underwriters at the closing of the Initial Public Offering ($5,000,000), with an additional fee (the “Deferred Underwriting Fee”) of 3.5% of the gross offering proceeds ($8,750,000) payable upon the Company’s completion of an Initial Business Combination. The Deferred Underwriting Fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

4. Related Party Transactions

Founder Shares

On November 29, 2017, the Sponsor purchased 8,625,000 shares of Class F common stock (the “Founder Shares”) for $25,000, or $0.003 per share. In January 2018, the Sponsor surrendered 1,437,500 Founder Shares to the Company for no consideration, resulting in an aggregate of 7,187,500 Founder Shares outstanding. As a result of such surrender, the per-share purchase price increased to approximately $0.003 per share. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares are shares of Class F common stock which automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Up to 937,500 Founder Shares are subject to forfeiture to the extent that the over-allotment option is not exercised by the underwriters. The underwriters’ over-allotment option expires 45 days from the effective date of the registration statement, March 7, 2019. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

The Sponsor purchased an aggregate of 7,000,000 private placement warrants at a price of $1.00 per warrant for an aggregate purchase price of $7,000,000 in a private placement that occurred simultaneously with the closing of the Initial Public Offering (the “Private Placement Warrants”). The Sponsor has agreed to purchase up to an additional 750,000 Private Placement Warrants if the underwriters’ over-allotment option to purchase additional Units is exercised in full. Each Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of equity or equity-linked securities). $5,000,000 of the proceeds of the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account such that at the closing of the Initial Public Offering $250,000,000  was held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors will agree, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination. In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor’s agreement to purchase up to an additional 750,000 Private Placement Warrants also expired.

Forward Purchase Agreement

On February 26, 2019, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) pursuant to which Crescent Capital Group LP (“Crescent”), in its capacity as investment advisor on behalf of one or more investment funds or accounts managed by Crescent and its affiliates (such funds or accounts, the “Crescent Funds”), has committed on behalf of the Crescent Funds, to purchase, subject to the terms and conditions set forth the Forward Purchase Agreement, including obtaining fund-level approvals by the relevant investment committee and/or other governing body of such funds, an aggregate of 5,000,000 forward purchase units (the “Forward Purchase Units”), each consisting of one share of the Company’s Class A common stock (such shares of Class A common stock to be issued pursuant to the Forward Purchase Agreement, the “Forward Purchase Shares”) and one-third of one warrant to purchase one share of the Company’s Class A common stock (such warrants to be issued pursuant to the Forward Purchase Agreement, the “Forward Purchase Warrants”), for $10.00 per unit, or an aggregate amount of $50,000,000, in a private placement that will close simultaneously with the closing of the Initial Business Combination. The Forward Purchase Warrants will have the same terms as the Private Placement Warrants so long as they are held by a Crescent Fund purchasing the Forward Purchase Units

(such Crescent Fund, the “Crescent Fund Purchaser”) or its permitted transferees, and the Forward Purchase Shares will be identical to the Public Shares being sold in the Initial Public Offering, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights. Any Forward Purchase Warrant held by a holder other than a Crescent Fund Purchaser or its permitted transferees will have the same terms as the Warrants included in the Units being sold in the Initial Public Offering.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement dated March 7, 2019. The holders of these securities will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Loans and Advances

On November 21, 2017, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the ‘‘Note’’). This Note was amended and restated on November 6, 2018. This Note is non-interest bearing and payable on the earlier of June 30, 2019 or the closing of the Initial Public Offering. On March 13, 2019, the Note balance of $300,000 was repaid in full. On March 31, 2019, the Note balance was zero.

Crescent advanced the Company an aggregate of $118,323 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. On March 13, 2019, advances from related party for $118,323 was repaid.

Administrative Support Agreement

On March 7, 2019, the Company entered into an agreement to pay $10,000 a month for office space, utilities, administrative and support services to an affiliate of the Sponsor and will terminate the agreement upon the earlier of an Initial Business Combination or the liquidation of the Company.

An affiliate of the Company paid administrative expenses for an aggregate of $30,144, as reflected in the accompanying condensed balance sheet as of March 31, 2019. These amounts are due on demand and are non-interest bearing.

5. Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 500,000,000 shares of Class A common stock and 25,000,000 shares of Class F common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2019, there were 1,246,441 of Class A common stock issued or outstanding, excluding 23,753,559 shares of Class A common stock subject to possible redemption.

At March 31, 2019 and December 31, 2018, there were 7,187,500 shares of Class F common stock issued and outstanding, of which 937,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised. In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 937,500 Class F common shares.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2019, there were no shares of preferred stock issued or outstanding.

6. Fair Value Measurements

The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2019, assets held in the Trust Account were comprised of $1,055 in cash and $250,301,606 in U.S. Treasury Bills.

The gross holding losses and fair value of held-to-maturity securities at March 31, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Losses	Fair Value
March 31, 2019	U.S Treasury Securities (Mature 9/12/2019)	$250,301,606	$46,234	$250,347,841

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1— Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2— Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3— Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

7. Subsequent Events

Management has performed an evaluation of subsequent events through May 15, 2019, the date of issuance of the condensed financial statements. Other than as disclosed, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this report. Except where the context otherwise requires, all references in this Quarterly Report to the “Company”, “we”, “us”, “our” or similar words or phrases are to Crescent Acquisition Corp, a Delaware company, and references to the “Sponsor” refer to CFI Funding, LLC, a Delaware limited liability company.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all forward-looking statements whenever they appear in this Quarterly Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

OVERVIEW

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public officer and the sale of the private placement warrants and the forward purchase securities, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination, including the forward purchase securities:

•

may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the founder shares resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the founder shares;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•

could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
•	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying condensed financial statements, at March 31, 2019 we had $1,626,573 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

RESULTS OF OPERATIONS AND KNOWN TRENDS OR FUTURE EVENTS

We have neither engaged in any operations nor generated any revenues to date. Our primary activities since inception have been organizational activities and those necessary to prepare for our initial public offering which was consummated on March 12, 2019. Since March 12, 2019, our activities have included activities associated with our search for a business combination candidate and our costs have included the professional, insurance and other costs associated with operating a public company.

In the three months ended March 31, 2019, our principal operating expenses included approximately $23,000 for the professional, insurance and listing costs associated with our public reporting, $50,000 in franchise taxes, approximately $4,000 in consulting and travel costs associated with our search for a business combination candidate and approximately $8,000 ($10,000 per month) in administrative fees to our Sponsor. Further, during the three months ended March 31, 2019, the Company generated approximately $303,000 of interest income on the U.S. government treasury bill investments in the Trust Account. Such interest income is currently taxable and results in a provision for income taxes of approximately $46,000 in the three months ended March 31, 2019 since the majority of our operating expenses are considered start-up costs and are not currently deductible. The Company will periodically withdraw funds from the Trust Account to fund the payment of income and franchise taxes.

Following the closing of our initial public offering in March 2019, we have not generated, and will not generate, any operating revenues until after completion of our initial business combination. As discussed above, we currently generate non-operating income in the form of interest income on cash and cash equivalents after our Initial Public Offering and such income generates a currently payable provision for income taxes on such income since our operating expenses are considered start-up expenses and are not currently deductible. In addition to our taxes, administrative fees to our Sponsor and costs associated with our public reporting, we expect to incur increased expenses for our due diligence and other costs of identifying, documenting and closing a business combination and such costs are expected to be very significant and will vary with the stage of development of a business combination. We intend to pay our income and franchise taxes from the income of the Trust Account.

 LIQUIDITY AND CAPITAL RESOURCES

Prior to the completion of our Initial Public Offering, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares to our Sponsor, $300,000 in note payable and $118,323 in advances from Crescent.

The net proceeds from (i) the sale of the Units in our initial public offering, after deducting offering expenses of approximately $903,000 and underwriting commissions of $5,000,000 (excluding deferred underwriting fees of $8,750,000), and (ii) the sale of the private placement warrants for a purchase price of $7,000,000, are approximately $251.1 million. Of this amount, $250.0 million was placed in the Trust Account, which includes up to $8,750,000 of deferred underwriting fees. The remaining approximately $1,100,000 is available to us for working capital and is not held in the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting fees) to complete our initial business combination. We may withdraw interest to pay taxes, if any. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2019, we have available to us $1,626,573 of cash held outside the Trust Account as well as certain amounts we may draw from the Trust Account to fund our taxes (as described above). We believe that such sources of liquidity are adequate to fund our operations for at least the next 12 months. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay our professional and other costs of being a public company, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We do not expect to have any capital expenditures during 2019, except as may be incurred in connection with our initial business combination (if any).

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Unless and until we complete an initial business combination, we expect our primary liquidity requirements during the 24 month period subsequent to our Initial Public Offering to include legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; legal and accounting fees related to regulatory reporting requirements; NASDAQ and other regulatory fees; office space, administrative, consulting and support services provided under an agreement with our Sponsor and other working capital needs. In addition, we expect to use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business for the next twelve months from the date of this filing. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

In addition to the discussion below, our critical accounting policies are further described in Note 2. Summary of Significant Accounting Policies to our condensed financial statements.

 Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock will be affected by charges against additional paid-in capital. Accordingly, at March 31, 2019, 23,753,559 of the 25,000,000 Public Shares were classified outside of permanent equity.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

New Accounting Standards

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings Per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. The Company adopted this guidance as of March 12, 2019. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures until a trigger event occurs. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company has reflected this new guidance within its statements of changes in stockholders’ equity included in the report herein.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on November 17, 2017 for the purpose of effecting an initial business combination. As of March 31, 2019, we had not commenced any operations or generated any revenues. All activity through March 31, 2019 relates to our formation and our public offering and subsequent to the public offering, efforts have been directed toward locating and completing a suitable initial business combination. $250,000,000 of the net proceeds of the public offering and the private placement that closed in March 2019 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. At March 31, 2019, there was $250,302,661 in the Trust Account. We have not engaged in any hedging activities since our incorporation. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus for our initial public offering. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities

On November 29, 2017, the Sponsor purchased 8,625,000 shares of Class F common stock (the “Founder Shares”) for $25,000, or $0.003 per share. In January 2018, the Sponsor surrendered 1,437,500 Founder Shares to the Company for no consideration, resulting in an aggregate of 7,187,500 Founder Shares outstanding. As a result of such surrender, the per-share purchase price increased to approximately $0.003 per share. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares are shares of Class F common stock which automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Up to 937,500 Founder Shares are subject to forfeiture to the extent that the over-allotment option is not exercised by the underwriters. The underwriters’ over-allotment option expires 45 days from the effective date of the registration statement, March 7, 2019. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 937,500 Class F common shares.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

On March 12, 2019, the Company consummated the Initial Public Offering of 25,000,000 units. Each unit consists of one Class A ordinary share and one-half of one warrant. Credit Suisse Securities and BofA Merrill Lynch acted as joint book-running managers for the offering and I-Bankers Securities, Inc. acted as the co-manager for the offering. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $250.0 million, which has been deposited into a Trust Account with Continental Stock Transfer & Trust Company acting as trustee.

The Sponsor purchased an aggregate of 7,000,000 private placement warrants at a price of $1.00 per warrant for an aggregate purchase price of $7,000,000 in a private placement that occurred simultaneously with the closing of the Initial Public Offering (the “Private Placement Warrants”). The Sponsor has agreed to purchase up to an additional 750,000 Private Placement Warrants if the underwriters’ over-allotment option to purchase additional Units is exercised in full. Each Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of equity or equity-linked securities). $5,000,000 of the purchase price of the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account such that at the closing of the Initial Public Offering $250.0 million was held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor’s agreement to purchase up to an additional 750,000 Private Placement Warrants also expired.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)    Exhibits.

Exhibit No.	Description of Exhibits

1.1

Underwriting Agreement, dated March 7, 2019, among the Company, Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on March 13, 2019).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 13, 2019).

4.4	Warrant Agreement, dated March 7, 2019, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on March 13, 2019).

10.1

Letter Agreement, dated March 7, 2019, among the Company, the Sponsor and the Company’s officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 13, 2019).

10.2

Investment Management Trust Agreement, dated March 7, 2019, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 13, 2019).

10.3

Registration Rights Agreement, dated March 7, 2019, among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 13, 2019).

10.4	Administrative Services Agreement, dated March 7, 2019, between the Company and Crescent Capital Group LP (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 13, 2019).

10.5	Sponsor Warrants Purchase Agreement, dated January 12, 2018, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on March 13, 2019).

10.6	Indemnity Agreement, dated March 7, 2019, between the Company and Robert D. Beyer (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on March 13, 2019).

10.7	Indemnity Agreement, dated March 7, 2019, between the Company and Jean-Marc Chapus (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on March 13, 2019).

10.8	Indemnity Agreement, dated March 7, 2019, between the Company and Todd M. Purdy (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on March 13, 2019).

10.9	Indemnity Agreement, dated March 7, 2019, between the Company and Christopher G. Wright (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on March 13, 2019).

10.10	Indemnity Agreement, dated March 7, 2019, between the Company and Mike L. Wilhelms (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on March 13, 2019).

10.11	Indemnity Agreement, dated March 7, 2019, between the Company and George P. Hawley (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on March 13, 2019).

10.12	Indemnity Agreement, dated March 7, 2019, between the Company and Kathleen S. Briscoe (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on March 13, 2019).

10.13	Indemnity Agreement, dated March 7, 2019, between the Company and John J. Gauthier (incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on March 13, 2019).

10.14	Indemnity Agreement, dated March 7, 2019, between the Company and Jason D. Turner (incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on March 13, 2019).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release dated March 7, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on March 13, 2019).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Acquisition Corp

Date: May 15, 2019	By:	/s/ Todd M. Purdy

Todd M. Purdy
Chief Executive Officer

Date: May 15, 2019	By:	/s/ Mike L. Wilhelms

Mike L. Wilhelms
Chief Financial Officer