Form 10-Q
period 2019-06-30
Crescent Acquisition Corp
filed 2019-08-09
CIK 1723648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, the registrant had 25,000,000 of its Class A common stock, $0.0001 par value per share, and 6,250,000 of its Class F common stock, $0.0001 par value per share, outstanding.

CRESCENT ACQUISTION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

Crescent Acquisition Corp

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$1,136,048	$44,896
Prepaid expenses	174,626	—
Total current assets	1,310,674	44,896
Non-current assets:
Deferred offering costs	—	478,104
Cash and investments held in Trust Account	251,832,781	—
Total assets	$253,143,455	$523,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$384,186	$242,741
Accrued franchise and income taxes	338,080	—
Advance from related party	85,997	—
Note payable - Related party	—	262,880
Total current liabilities	808,263	505,621
Deferred underwriting fee payable	8,750,000	—
Total liabilities	9,558,263	505,621
Commitments and Contingencies
Class A common stock subject to possible redemption, 23,858,519 and -0- shares at redemption value as of June 30, 2019 and December 31, 2018, respectively	238,585,190	—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,141,481 and -0- shares issued and outstanding (excluding 23,858,519 and -0- shares subject to possible redemption) as of June 30, 2019 and December 31, 2018, respectively	114	—
Class F common stock, $0.0001 par value; 25,000,000 shares authorized; 6,250,000 and 7,187,500 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	625	719
Additional paid-in capital	3,785,925	24,281
Retained earnings (accumulated deficit)	1,213,338	(7,621)
Total stockholders’ equity	5,000,002	17,379
Total Liabilities and Stockholders’ Equity	$253,143,455	$523,000

See accompanying notes to condensed financial statements.

Crescent Acquisition Corp

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$—	$—	$—	$—
Formation Costs	—	—	—	(1,560)
General and administrative expenses	(160,880)	—	(246,623)	—
Loss from operations	(160,880)	—	(246,623)	(1,560)
Interest income on Trust Account	1,530,120	—	1,832,781	—
Income (loss) before income taxes	1,369,240	—	1,586,158	(1,560)
Provision for income taxes	(319,646)	—	(365,198)	—
Net income (loss)	$1,049,594	$—	$1,220,960	$(1,560)
Net income (loss) per share information:
Weighted average Class A common stock outstanding (basic and diluted):	25,000,000	—	25,000,000	—
Net income per Class A common stock (basic and diluted):	$0.05	$—	$0.05	$—
Weighted average Class F common stock outstanding (basic and diluted) (1):	6,250,000	6,250,000	6,250,000	6,250,000
Net income (loss) per Class F common stock (basic and diluted)	$(0.02)	$—	$(0.02)	$(0.00)

(1)

This number excludes 937,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. In April 2019, the Underwriters’ over-allotment option expired unexercised by the underwriters.

See accompanying notes to condensed financial statements.

Crescent Acquisition Corp

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the three and six months ended June 30, 2019

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class F		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit)	Equity
Balance—March 31, 2019	1,246,441	$125	7,187,500	$719	$4,835,419	$163,745	$5,000,008
Forfeited Class F Common stock by Sponsor	—	—	(937,500)	(94)	94	—	—
Class A common stock subject to possible redemption	(104,960)	(11)	—	—	(1,049,589)	—	(1,049,600)
Net income	—	—	—	—	—	1,049,594	1,049,594
Balance—June 30, 2019	1,141,481	$114	6,250,000	$625	$3,785,924	$1,213,339	$5,000,002

Balance—December 31, 2018	—	$—	7,187,500	$719	$24,281	$(7,621)	$17,379
Sale of units in initial public offering	25,000,000	2,500	—	—	249,997,500	—	250,000,000
Underwriters’ fees and offering expenses	—	—	—	—	(14,653,147)	—	(14,653,147)
Forfeited Class F Common stock by Sponsor	—	—	(937,500)	(94)	94	—	—
Sale of Private Placement Warrants	—	—	—	—	7,000,000	—	7,000,000
Class A common stock subject to possible redemption	(23,858,519)	(2,386)	—	—	(238,582,804)	—	(238,585,190)
Net income	—	—	—	—	—	1,220,960	1,220,960
Balance—June 30, 2019	1,141,481	$114	6,250,000	$625	$3,785,924	$1,213,339	$5,000,002

For the three and six months ended June 30, 2018

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class F		Paid-In	(Accumulated	Stockholder’s
	Shares	Amount	Shares (1)	Amount	Capital	Deficit)	Equity
Balance—March 31, 2018	—	$—	7,187,500	$719	$24,281	$(2,560)	$22,440
Net loss	—	—	—	—	—	—	—
Balance—June 30, 2018	—	—	7,187,500	$719	$24,281	$(2,560)	$22,440

Balance—December 31, 2017(1)	—	$—	7,187,500	$719	$24,281	$(1,000)	$24,000
Net loss	—	—	—	—	—	(1,560)	(1,560)
Balance—June 30, 2018	—	—	7,187,500	$719	$24,281	$(2,560)	$22,440

(1)	This number has been retroactively restated to reflect the surrender of 1,437,500 shares in January 2018 (see Note 4).

See accompanying notes to condensed financial statements.

Crescent Acquisition Corp

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$1,220,960	$(1,560)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on securities held in Trust Account	(1,832,781)	—
Changes in operating assets and liabilities:
Prepaid expenses	(174,626)	—
Deferred offering costs	—	(190,325)
Accounts payable and accrued expenses	141,445	(148,259)
Accrued franchise and income taxes	338,080	—
Net cash used in operating activities	(306,922)	(340,144)
Cash Flows from Investing Activities
Investment of cash in Trust Account	(250,000,000)	—
Net cash used in investing activities	(250,000,000)	—
Cash Flows from Financing Activities
Proceeds from sale of units in initial public offering	250,000,000	—
Proceeds from sale of Private Placement Warrants	7,000,000	—
Advances from related party	204,320	267,290
Repayment of advances from related party	(118,323)	—
Proceeds from Note Payable-Related party	37,120	50,000
Repayment of Note Payable-Related party	(300,000)	—
Payment of offering costs	(5,425,043)	—
Net cash provided by financing activities	251,398,074	317,290
Net increase (decrease) in cash	1,091,152	(22,854)
Cash—beginning of the period	44,896	67,750
Cash—end of the period	$1,136,048	$44,896
Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued expenses	$—	$322,290
Deferred underwriting fee payable charged to additional paid-in capital in connection with the initial public offering	$8,750,000	$—
Deferred offering costs charged to additional paid-in capital upon completion of the initial public offering	$478,104	$—
Forfeiture of shares of Class F common stock	$94	$—
Class A common stock subject to possible redemption	$238,585,190	$—

See accompanying notes to condensed financial statements.

Crescent Acquisition Corp

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2019 (Unaudited)

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

At June 30, 2019, the Company had not yet commenced operations. All activity for the period from November 17, 2017 (inception) through June 30, 2019 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and since the closing of the Initial Public Offering, a search for a business combination as described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019. These accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s final prospectus filed by the Company with the SEC on March 11, 2019 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on March 18, 2019.

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

Net Income (Loss) Per Share

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock will be affected by charges against additional paid-in capital. Accordingly, at June 30, 2019 and December 31, 2018, 23,858,519 and 0, respectively, of the 25,000,000 Public Shares were classified outside of permanent equity.

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

The Company granted the underwriters a 45-day option to purchase up to 3,750,000 additional Units to cover any over-allotments at the initial public offering price less the underwriting discounts and commissions. The Units that would be issued in connection with the over-allotment option would be identical to the Units issued in the Initial Public Offering. In April 2019, the Underwriters’ over-allotment option expired unexercised by the underwriters.

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

4. Related Party Transactions

Founder Shares

On November 29, 2017, the Sponsor purchased 8,625,000 shares of Class F common stock (the “Founder Shares”) for $25,000, or $0.003 per share. In January 2018, the Sponsor surrendered 1,437,500 Founder Shares to the Company for no consideration, resulting in an aggregate of 7,187,500 Founder Shares outstanding. As a result of such surrender, the per-share purchase price increased to approximately $0.003 per share. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares are shares of Class F common stock which automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Up to 937,500 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters within 45 days from the effective date of the registration statement, March 7, 2019. In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 937,500 Class F common stock, resulting in an aggregate of 6,250,000 Founder Shares outstanding as of June 30, 2019.

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

Related Party Loans and Advances

On November 21, 2017, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the ‘‘Note’’). This Note was amended and restated on November 6, 2018. This Note was non-interest bearing and payable on the earlier of June 30, 2019 or the closing of the Initial Public Offering. On March 13, 2019, the Note balance of $300,000 was repaid in full.

Crescent advanced the Company an aggregate of $118,323 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. On March 13, 2019, these advances were repaid in full.

An affiliate of the Company paid administrative expenses for an aggregate of $85,997, as reflected in the accompanying condensed balance sheets as of June 30, 2019. These amounts are due on demand and are non-interest bearing.

Administrative Support Agreement

On March 7, 2019, the Company entered into an agreement to pay $10,000 a month for office space, utilities, administrative and support services to an affiliate of the Sponsor and will terminate the agreement upon the earlier of an Initial Business Combination or the liquidation of the Company. For the three and six months ended June 30, 2019, the Company has incurred expenses of $30,000 and $38,064, respectively, which are included in general and administrative expenses on the condensed statement of operations, of which $38,064 was payable at June 30, 2019 and included in accounts payable and accrued expenses on the accompanying condensed balance sheets.

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

At June 30, 2019, there were 1,141,481 of Class A common stock issued or outstanding, excluding 23,858,519 shares of Class A common stock subject to possible redemption.

At June 30, 2019 and December 31, 2018, there were 6,250,000 and 7,187,500, respectively, shares of Class F common stock issued and outstanding.  In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 937,500 Class F common stock.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

At June 30, 2019, assets held in the Trust Account were comprised of $1,055 in cash and $251,831,726 in U.S. Treasury Bills. At December 31, 2018, no assets were held in the Trust Account.

The gross holding losses and fair value of held-to-maturity securities at June 30, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Losses	Fair Value
June 30, 2019	U.S Treasury Securities (Mature 9/12/2019)	$251,831,726	$186,416	$252,018,142

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

7. Subsequent Events

Management has performed an evaluation of subsequent events through August 9, 2019, the date of issuance of the condensed financial statements. Other than as disclosed, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

As indicated in the accompanying condensed financial statements, at June 30, 2019 we had $1,136,048 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

In the three months ended June 30, 2019, our principal operating expenses included approximately $68,000 for the professional, insurance and listing costs associated with our public reporting, $50,000 in franchise taxes, approximately $13,000 in consulting and travel costs associated with our search for a business combination candidate and $30,000 ($10,000 per month) in administrative fees to our Sponsor. Further, during the three months ended June 30, 2019, the Company generated approximately $1,530,000 of interest income on the U.S. government treasury bill investments in the Trust Account. Such interest income is currently taxable and results in a provision for income taxes of approximately $320,000 in the three months ended June 30, 2019 since the majority of our operating expenses are considered start-up costs and are not currently deductible. The Company will periodically withdraw funds from the Trust Account to fund the payment of income and franchise taxes.

In the six months ended June 30, 2019, our principal operating expenses included approximately $84,000 for the professional, insurance and listing costs associated with our public reporting, $100,000 in franchise taxes, approximately $24,000 in consulting and travel costs associated with our search for a business combination candidate and approximately $38,000 ($10,000 per month) in administrative fees to our Sponsor. Further, during the six months ended June 30, 2019, the Company generated approximately $1,833,000 of interest income on the U.S. government treasury bill investments in the Trust Account. Such interest income is currently taxable and results in a provision for income taxes of approximately $365,000 in the six months ended June 30, 2019 since the majority of our operating expenses are considered start-up costs and are not currently deductible. The Company will periodically withdraw funds from the Trust Account to fund the payment of income and franchise taxes.

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

 LIQUIDITY AND CAPITAL RESOURCES

Prior to the completion of our Initial Public Offering, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares to our Sponsor, $300,000 in note payable and $118,323 in advances from an affiliate of the Sponsor.

The net proceeds from (i) the sale of the Units in our initial public offering, after deducting offering expenses of approximately $903,000 and underwriting commissions of $5,000,000 (excluding deferred underwriting fees of $8,750,000), and (ii) the sale of the private placement warrants for a purchase price of $7,000,000, are approximately $251,100,000. Of this amount, $250,000,000 was placed in the Trust Account, which includes up to $8,750,000 of deferred underwriting fees. The remaining approximately $1,100,000 is available to us for working capital and is not held in the Trust Account.

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

As of June 30, 2019, we have available to us $1,136,048 of cash held outside the Trust Account as well as certain amounts we may draw from the Trust Account to fund our taxes (as described above). We believe that such sources of liquidity are adequate to fund our operations for at least the next 12 months. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay our professional and other costs of being a public company, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We do not expect to have any capital expenditures during 2019, except as may be incurred in connection with our initial business combination (if any).

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

 Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock will be affected by charges against additional paid-in capital. Accordingly, at June 30, 2019, 23,858,519 of the 25,000,000 Public Shares were classified outside of permanent equity.

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

We were incorporated in Delaware on November 17, 2017 for the purpose of effecting an initial business combination. As of June 30, 2019, we had not commenced any operations or generated any revenues. All activity through June 30, 2019 relates to our formation and our public offering and subsequent to the public offering, efforts have been directed toward locating and completing a suitable initial business combination. $250,000,000 of the net proceeds of the public offering and the private placement that closed in March 2019 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. As of June 30, 2019, there was $251,832,781 in the Trust Account. We have not engaged in any hedging activities since our incorporation. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of unregistered securities

On November 29, 2017, the Sponsor purchased 8,625,000 shares of Class F common stock (the “Founder Shares”) for $25,000, or $0.003 per share. In January 2018, the Sponsor surrendered 1,437,500 Founder Shares to the Company for no consideration, resulting in an aggregate of 7,187,500 Founder Shares outstanding. As a result of such surrender, the per-share purchase price increased to approximately $0.003 per share. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares are shares of Class F common stock which automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Up to 937,500 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters within 45 days from the effective date of the registration statement, March 7, 2019. In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 937,500 Class F common stock, resulting in an aggregate of 6,250,000 Founder Shares outstanding as of June 30, 2019.

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

On March 12, 2019, the Company consummated the Initial Public Offering of 25,000,000 units. Each unit consists of one Class A ordinary share and one-half of one warrant. Credit Suisse Securities and BofA Merrill Lynch acted as joint book-running managers for the offering and I-Bankers Securities, Inc. acted as the co-manager for the offering. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $250,000,000, which has been deposited into a Trust Account with Continental Stock Transfer & Trust Company acting as trustee.

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

Crescent Acquisition Corp

Date: August 9, 2019	By:	/s/ Todd M. Purdy

Todd M. Purdy
Chief Executive Officer

Date: August 9, 2019	By:	/s/ Mike L. Wilhelms

Mike L. Wilhelms
Chief Financial Officer