Form 10-Q
period 2019-09-30
Crescent Acquisition Corp
filed 2019-11-08
CIK 1723648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to _______

Commission file number 001-38825

Crescent Acquisition Corp

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-3447941
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11100 Santa Monica Blvd., Suite 2000, Los Angeles, CA 90025

(Address of principal executive offices) (Zip Code)

(310) 235-5900

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one Warrant	CRSAU	The Nasdaq Stock Market LLC
Class A common stock, $0.0001 par value per share	CRSA	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CRSAW	The Nasdaq Stock Market LLC

As of November 8, 2019, the registrant had 25,000,000 of its Class A common stock, $0.0001 par value per share, and 6,250,000 of its Class F common stock, $0.0001 par value per share, outstanding.

CRESCENT ACQUISITION CORP

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Crescent Acquisition Corp

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$1,126,476	$44,896
Prepaid expenses	141,651	—
Total current assets	1,268,127	44,896
Deferred offering costs	—	478,104
Cash and investments held in Trust Account	252,733,735	—
Total assets	$254,001,862	$523,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$326,674	$242,741
Accrued franchise and income taxes	237,800	—
Advance from related party	48,723	—
Note payable - related party	—	262,880
Total current liabilities	613,197	505,621
Deferred underwriting fee payable	8,750,000	—
Total liabilities	9,363,197	505,621
Commitments and Contingencies
Class A common stock subject to possible redemption, 23,963,866 and -0- shares at redemption value as of September 30, 2019 and December 31, 2018, respectively	239,638,660	—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,036,134 and -0- shares issued and outstanding (excluding 23,963,866 and -0- shares subject to possible redemption) as of September 30, 2019 and December 31, 2018, respectively	104	—
Class F common stock, $0.0001 par value; 25,000,000 shares authorized; 6,250,000 and 7,187,500 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	625	719
Additional paid-in capital	2,732,465	24,281
Retained earnings (accumulated deficit)	2,266,811	(7,621)
Total stockholders’ equity	5,000,005	17,379
Total liabilities and stockholders’ equity	$254,001,862	$523,000

See accompanying notes to condensed financial statements.

Crescent Acquisition Corp

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$—	$—	$—	$—
Formation costs	—	—	—	(1,560)
General and administrative expenses	(124,879)	—	(371,503)	—
Loss from operations	(124,879)	—	(371,503)	(1,560)
Interest income on Trust Account	1,478,279	—	3,311,061	—
Income (loss) before income taxes	1,353,400	—	2,939,558	(1,560)
Provision for income taxes	(299,928)	—	(665,126)	—
Net income (loss)	$1,053,472	$—	$2,274,432	$(1,560)
Net income (loss) per share information:
Weighted average Class A common stock outstanding (basic and diluted):	25,000,000	—	25,000,000	—
Net income per Class A common stock (basic and diluted):	$0.05	$—	$0.10	$—
Weighted average Class F common stock outstanding (basic and diluted)(1):	6,250,000	6,250,000	6,250,000	6,250,000
Net income (loss) per Class F common stock (basic and diluted)	$(0.01)	$—	$(0.04)	$(0.00)

(1)	This number excludes 937,500 shares forfeited as the over-allotment option was not exercised in full or in part by the underwriter.

See accompanying notes to condensed financial statements.

Crescent Acquisition Corp

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class F		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2017(1)	—	$—	7,187,500	$719	$24,281	$(1,000)	$24,000
Net loss	—	—	—	—	—	(1,560)	(1,560)
Balance at March 31, 2018	—	$—	7,187,500	$719	$24,281	$(2,560)	$22,440
Net income	—	—	—	—	—	—	—
Balance at June 30, 2018	—	$—	7,187,500	$719	$24,281	$(2,560)	$22,440
Net income	—	—	—	—	—	—	—
Balance at September 30, 2018	—	$—	7,187,500	$719	$24,281	$(2,560)	$22,440

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class F		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2018	—	$—	7,187,500	$719	$24,281	$(7,621)	$17,379
Sale of units in Initial Public Offering	25,000,000	2,500	—	—	249,997,500	—	250,000,000
Underwriters’ fees and offering expenses	—	—	—	—	(14,653,147)	—	(14,653,147)
Sale of Private Placement Warrants	—	—	—	—	7,000,000	—	7,000,000
Class A common stock subject to possible redemption	(23,753,559)	(2,375)	—	—	(237,533,215)	—	(237,535,590)
Net income	—	—	—	—	—	171,366	171,366
Balance at March 31, 2019	1,246,441	$125	7,187,500	$719	$4,835,419	$163,745	$5,000,008
Forfeited Class F Common stock by Sponsor	—	—	(937,500)	(94)	94	—	—
Class A common stock subject to possible redemption	(104,960)	(11)	—	—	(1,049,589)	—	(1,049,600)
Net income	—	—	—	—	—	1,049,594	1,049,594
Balance at June 30, 2019	1,141,481	$114	6,250,000	$625	$3,785,924	$1,213,339	$5,000,002
Class A common stock subject to possible redemption	(105,347)	(10)	—	—	(1,053,459)	—	(1,053,469)
Net income	—	—	—	—	—	1,053,472	1,053,472
Balance at September 30, 2019	1,036,134	$104	6,250,000	$625	$2,732,465	$2,266,811	$5,000,005

(1)	This number has been retroactively restated to reflect the surrender of 1,437,500 shares in January 2018 (see Note 4).

See accompanying notes to condensed financial statements.

Crescent Acquisition Corp

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$2,274,432	$(1,560)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on securities held in Trust Account	(3,311,061)	—
Interest earned on securities held in Trust Account used to pay taxes	577,326
Changes in operating assets and liabilities:
Prepaid expenses	(141,651)	—
Deferred offering costs	—	(190,325)
Accounts payable and accrued expenses	83,933	(148,259)
Accrued franchise and income taxes	237,800	—
Net cash used in operating activities	(279,221)	(340,144)
Cash Flows from Investing Activities
Investment of cash in Trust Account	(250,000,000)	—
Net cash used in investing activities	(250,000,000)	—
Cash Flows from Financing Activities
Proceeds from sale of units in Initial Public Offering	250,000,000	—
Proceeds from sale of Private Placement Warrants	7,000,000	—
Advances from related party	167,046	267,290
Repayment of advances from related party	(118,323)	—
Proceeds from note payable - related party	37,120	50,000
Repayment of note payable - related party	(300,000)	—
Payment of offering costs	(5,425,042)	—
Net cash provided by financing activities	251,360,801	317,290
Net increase (decrease) in cash	1,081,580	(22,854)
Cash—beginning of the period	44,896	67,750
Cash—end of the period	$1,126,476	$44,896
Supplemental disclosure of non-cash activities:
Deferred offering costs included in accrued expenses	$—	$322,290
Deferred underwriting fee payable charged to additional paid-in capital in connection with the Initial Public Offering	$8,750,000	$—
Deferred offering costs charged to additional paid-in capital upon completion of the Initial Public Offering	$478,104	$—
Forfeiture of shares of Class F common stock	$94	$—
Class A common stock subject to possible redemption	$239,638,660	$—

See accompanying notes to condensed financial statements.

Crescent Acquisition Corp

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2019 (Unaudited)

1. Description of Organization and Business Operations

Organization and General

Crescent Acquisition Corp (formerly known as Crescent Funding Inc.) (the “Company”) was incorporated in Delaware on November 17, 2017. On October 30, 2018, the Company changed its name to Crescent Acquisition Corp. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of September 30, 2019, the Company had not yet commenced operations. All activity for the period from November 17, 2017 (inception) through September 30, 2019 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, a search for a business combination as described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

Sponsor and Financing

The Company’s sponsor is CFI Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2019. On March 12, 2019, the Company consummated the Initial Public Offering of 25,000,000 units (“Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000 (see Note 3) and incurring offering costs of approximately $14,650,000, consisting principally of underwriter discounts of $13,750,000 (including $8,750,000 of which payment is deferred) and approximately $903,000 of other offering costs. The Company intends to finance its Initial Business Combination with proceeds from the $250,000,000 Initial Public Offering of Units and a $7,000,000 private placement (see Note 4). Upon the closing of the Initial Public Offering and the private placement, $250,000,000 was placed in a trust account (the “Trust Account”).

Trust Account

Funds from the Initial Public Offering have been placed in the Trust Account. The proceeds held in the Trust Account will be invested only in U.S. Treasury obligations with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. Treasury obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors will enter into a letter agreement with the Company, pursuant to which they will agree to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019. These accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s final prospectus filed by the Company with the SEC on March 11, 2019 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on March 18, 2019.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement Warrants (as defined in Note 4) to purchase an aggregate of 19,500,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented.

The Company’s condensed statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted, for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable income and franchise taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. The investment income earned on the Trust Account, net of applicable income and franchise taxes, was $1,128,351 and $2,495,935 for the three and nine months ended September 30, 2019, respectively, and zero for the three and nine months ended September 30, 2018. Net loss per share, basic and diluted, for Class F common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class F common stock outstanding for the period.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Offering costs consist of costs incurred in connection with formation and preparation for the Initial Public Offering. These costs, together with the deferred underwriter fee, were charged to additional paid-in capital upon completion of the Initial Public Offering.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of September 30, 2019 and December 31, 2018, the Company had a deferred tax asset of $48,111 and $1,595, respectively, which had a full valuation allowance recorded against it.

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered to be start-up costs and are not currently deductible. During the three and nine months ended September 30, 2019, the Company recorded income tax expense of $299,928 and $665,126, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and nine months ended September 30, 2019 was 22.16% and 22.63%, respectively, which differs from the expected income tax rate due to the start-up costs which are not currently deductible.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock will be affected by charges against additional paid-in capital. Accordingly, as of September 30, 2019 and December 31, 2018, 23,963,866 and 0, respectively, of the 25,000,000 Public Shares were classified outside of permanent equity.

Recent Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic earnings per share calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. The Company adopted this guidance as of March 12, 2019. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures until a trigger event occurs. Part II of this update addresses the difficulty of navigating FASB ASC 480 because of the existence of extensive pending content in the FASB ASC. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

4. Related Party Transactions

Founder Shares

On November 29, 2017, the Sponsor purchased 8,625,000 shares of Class F common stock (“Founder Shares”) for $25,000, or $0.003 per share. In January 2018, the Sponsor surrendered 1,437,500 Founder Shares to the Company for no consideration, resulting in an aggregate of 7,187,500 Founder Shares outstanding. As a result of such surrender, the per share purchase price increased to approximately $0.003 per share. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares are shares of Class F common stock which automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Up to 937,500 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters within 45 days from the effective date of the registration statement, March 7, 2019. In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 937,500 shares of Class F common stock, resulting in an aggregate of 6,250,000 Founder Shares outstanding as of September 30, 2019.

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

Private Placement Warrants

The Sponsor purchased an aggregate of 7,000,000 private placement warrants at a price of $1.00 per warrant for an aggregate purchase price of $7,000,000 in a private placement that occurred simultaneously with the closing of the Initial Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of equity or equity-linked securities). $5,000,000 of the proceeds of the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account such that, at the closing of the Initial Public Offering, $250,000,000 was held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Related Party Loans and Advances

On November 21, 2017, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the ‘‘Note’’). This Note was amended and restated on November 6, 2018. This Note was non-interest bearing and payable on the earlier of September 30, 2019 or the closing of the Initial Public Offering. On March 13, 2019, the Note balance of $300,000 was repaid in full.

Crescent advanced the Company an aggregate of $118,323 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. On March 13, 2019, these advances were repaid in full.

An affiliate of the Company paid administrative expenses for an aggregate of $85,997, of which $37,274 was repaid, for a net of $48,723, which is reflected in the accompanying condensed balance sheets as of September 30, 2019. These amounts are due on demand and are non-interest bearing.

Administrative Support Agreement

On March 7, 2019, the Company entered into an agreement to pay $10,000 a month for office space, utilities, administrative and support services to an affiliate of the Sponsor and will terminate the agreement upon the earlier of an Initial Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2019, the Company incurred expenses of $30,000 and $68,065, respectively, which are included in general and administrative expenses on the condensed statements of operations, of which $30,000 was payable as of September 30, 2019 and included in accounts payable and accrued expenses on the accompanying condensed balance sheets.

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

As of September 30, 2019, there were 1,036,134 of Class A common stock issued or outstanding, excluding 23,963,866 shares of Class A common stock subject to possible redemption.

As of September 30, 2019 and December 31, 2018, there were 6,250,000 and 7,187,500, respectively, shares of Class F common stock issued and outstanding. In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 937,500 shares of Class F common stock.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

6. Fair Value Measurements

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

As of September 30, 2019, assets held in the Trust Account were comprised of $695,679 in cash and $252,038,056 in U.S. Treasury bills. As of December 31, 2018, no assets were held in the Trust Account.

The gross holding losses and fair value of held-to-maturity securities as of September 30, 2019 are as follows:

Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value
U.S Treasury Securities (Mature 12/12/2019)	$252,038,056	$63,794	$252,101,850

The Company follows the guidance in FASB ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

As of September 30, 2019 and December 31, 2018, there were no changes in Levels 1, 2, and 3.

7. Subsequent Events

Management has performed an evaluation of subsequent events through November 8, 2019, the date of issuance of the condensed financial statements. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

OVERVIEW

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Initial Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants and the forward purchase securities, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination, including the forward purchase securities:

•

may significantly dilute the equity interest of investors in our Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Founder Shares resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Founder Shares;

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

As indicated in the accompanying condensed financial statements, we had cash of $1,126,476 as of September 30, 2019. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure that our plans to raise capital or to complete our Initial Business Combination will be successful.

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

Included in general and administrative expenses on the condensed statements of operations, during the three and nine months ended September 30, 2019, our principal operating expenses included $36,260 and $120,610, respectively, for the professional, insurance and listing costs associated with our public reporting, $50,000 and $150,000, respectively, in franchise taxes, $8,619 and $32,828, respectively, in consulting and travel costs associated with our search for a business combination candidate and $30,000 ($10,000 per month) and $68,065, respectively, in administrative fees to our Sponsor. Further, during the three and nine months ended September 30, 2019, the Company generated $1,478,279 and $3,311,061, respectively, of interest income on the U.S. Treasury bills in the Trust Account. Such interest income is currently taxable and results in a provision for income taxes of $299,928 and $665,126 during the three and nine months ended September 30, 2019, respectively, since the majority of our operating expenses are considered start-up costs and are not currently deductible. The Company will periodically withdraw funds from the Trust Account to fund the payment of income and franchise taxes.

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

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting fees) to complete our Initial Business Combination. We may withdraw interest to pay taxes. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2019, we have available to us $1,126,476 of cash held outside the Trust Account as well as certain amounts we may draw from the Trust Account to fund our taxes (as described above). We believe that such sources of liquidity are adequate to fund our operations for at least the next 12 months. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay our professional and other costs of being a public company and pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We do not expect to have any capital expenditures during 2019, except as may be incurred in connection with our Initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our Initial Business Combination, we would repay such loaned amounts. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Unless and until we complete an Initial Business Combination, we expect our primary liquidity requirements during the 24 month period subsequent to our Initial Public Offering to include legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; legal and accounting fees related to regulatory reporting requirements; NASDAQ and other regulatory fees; office space, administrative, consulting and support services provided under an agreement with our Sponsor and other working capital needs. In addition, we expect to use a portion of the funds not being placed in our Trust Account to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business for the next 12 months from the date of this filing. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

In addition to the discussion below, our critical accounting policies are further described in Note 2. Summary of Significant Accounting Policies to our condensed financial statements.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC 480. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock will be affected by charges against additional paid-in capital. Accordingly, as of September 30, 2019 and December 31, 2018, 23,963,866 and 0, respectively, of the 25,000,000 Public Shares were classified outside of permanent equity.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

New Accounting Standards

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic earnings per share calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. The Company adopted this guidance as of March 12, 2019. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures until a trigger event occurs. Part II of this update addresses the difficulty of navigating FASB ASC 480 because of the existence of extensive pending content in the FASB ASC. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on November 17, 2017 for the purpose of effecting an Initial Business Combination. As of September 30, 2019, we had not commenced any operations or generated any revenues. All activity through September 30, 2019 relates to our formation and our public offering and subsequent to the Initial Public Offering, efforts have been directed toward locating and completing a suitable Initial Business Combination. Net proceeds of $250,000,000 from the public offering and the private placement that closed in March 2019 were deposited into a Trust Account that invests solely in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. As of September 30, 2019, there was $252,733,735 in the Trust Account. We have not engaged in any hedging activities since our incorporation. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities

On November 29, 2017, the Sponsor purchased 8,625,000 Founder Shares for $25,000, or $0.003 per share. In January 2018, the Sponsor surrendered 1,437,500 Founder Shares to the Company for no consideration, resulting in an aggregate of 7,187,500 Founder Shares outstanding. As a result of such surrender, the per share purchase price increased to approximately $0.003 per share. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares are shares of Class F common stock which automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Up to 937,500 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters within 45 days from the effective date of the registration statement, March 7, 2019. In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 937,500 shares of Class F common stock, resulting in an aggregate of 6,250,000 Founder Shares outstanding as of September 30, 2019.

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

The Sponsor purchased an aggregate of 7,000,000 private placement warrants at a price of $1.00 per warrant for an aggregate purchase price of $7,000,000 in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of equity or equity-linked securities). $5,000,000 of the proceeds of the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account such that, at the closing of the Initial Public Offering, $250,000,000 was held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Crescent Acquisition Corp

Date: November 8, 2019	By:	/s/ Todd M. Purdy

Todd M. Purdy
Chief Executive Officer

Date: November 8, 2019	By:	/s/ Al Hassanein

Al Hassanein
Chief Financial Officer