Form 10-K
period 2019-12-31
Crescent Acquisition Corp
filed 2020-03-20
CIK 1723648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $243,750,000.

As of March 20, 2020, the registrant had 25,000,000 of its Class A common stock, $0.0001 par value per share, and 6,250,000 of its Class F common stock, $0.0001 par value per share, outstanding.

CRESCENT ACQUISITION CORP

FORWARD-LOOKING STATEMENTS

Some statements contained in this annual report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this annual report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our Initial Business Combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Initial Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Initial Business Combination;

•	our potential ability to obtain additional financing to complete our Initial Business Combination;

•	our pool of prospective target businesses, including the location and industry of such target businesses;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	the trust account not being subject to claims of third parties.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 22. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

We are a blank check company incorporated on November 17, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). We have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

While we may pursue an acquisition opportunity in any business industry, sector or geography, we intend to capitalize on Crescent Capital Group LP’s (“Crescent”) expansive deal-sourcing network and our extensive investment, operational and governance experience to identify and acquire a growth-oriented, market-leading business. We believe the breadth of the Crescent platform and the collective expertise of our management team will allow us to identify potential acquisition targets across diverse industries and sectors.

On March 7, 2019 (the “IPO Closing Date”), we consummated our initial public offering (the “Initial Public Offering”) of 25,000,000 units (the “Units”) of the Company. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Common Stock”), and one-half of one warrant of the Company (“Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share of Common Stock. The Units were sold at a price of $10.00 per share, generating gross proceeds to us of $250,000,000. Simultaneously with the Initial Public Offering, we completed the private sale of an aggregate of 7,000,000 warrants (the “Private Placement Warrants”) to our sponsor, CFI Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), at a price of $1.00 per Private Placement Warrant, each exercisable to purchase one share of Common Stock at $11.50 per share, generating gross proceeds to us of $7,000,000. The Private Placement Warrants have terms and provisions that are identical to those of the public warrants sold as part of the units in the Initial Public Offering, except that the Private Placement Warrants may be net share (cashless) settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On the IPO Closing Date, $250,000,000 of the gross proceeds from the Initial Public Offering and the sale of the Private Placement Warrants was deposited in a U.S.-based trust account (the “Trust Account”) with Continental Stock Transfer and Trust Company acting as trustee (the “Trustee”). Of the $7,000,000 held outside of the Trust Account, $5,000,000 was used to pay underwriting discounts and commissions, $300,000 was used to repay notes payable to our Sponsor and the balance was available to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Funds held in the Trust Account have been invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earliest of (i) the completion of the Business Combination; (ii) the redemption of any shares of Common Stock properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of such shares of Common Stock if we do not complete a Business Combination within 24 months (by March 12, 2021) from the IPO Closing Date and (iii) the redemption of 100% of the shares of Common Stock if we are unable to complete a Business Combination within 24 months (by March 12, 2021) from the IPO Closing Date (subject to applicable law).

On April 15, 2019, we announced that the holders of our Units may elect to separately trade the Common Stock and Warrants included in the Units commencing on April 16, 2019 on the National Association of Securities Dealers Automated Quotations Capital Market (“NASDAQ”) under the symbols “CRSA” and “CRSAW,” respectively. Those Units not separated will continue to trade on the NASDAQ under the symbol “CRSAU.”

We believe our ability to complete an Initial Business Combination is enhanced by our entering into a forward purchase agreement (the “Forward Purchase Agreement”) pursuant to which Crescent has committed to purchase, subject to the terms and conditions set forth in such agreement, including obtaining fund-level approvals by the relevant investment committee and/or other governing body of such funds, an aggregate of 5,000,000 forward purchase units (the “Forward Purchase Units”), consisting of the forward purchase shares and forward purchase warrants, for $10.00 per unit, or an aggregate of $50,000,000 in a private placement that will close simultaneously with the closing of our Initial Business Combination. The proceeds from the sale of forward purchase units may be used as part of the consideration to the sellers in our Initial Business Combination, expenses in connection with our Initial Business Combination or for working capital in the post-transaction company. These purchases will be made regardless of whether any shares of Class A common stock are redeemed by our public stockholders in connection with our Initial Business Combination and are intended to provide us with a minimum funding level for our Initial Business Combination.

With respect to the above, past performance of our senior management team or Crescent is not a guarantee of either (i) success with respect to a business combination that may be consummated or (ii) the ability to successfully identify and execute a transaction. You should not rely on the historical record of management or Crescent as indicative of future performance. Neither management nor Crescent has past experience with a blank check company or special purpose acquisition company.

BUSINESS STRATEGY

Our acquisition and value creation strategy is to identify and complete our Initial Business Combination with a growth-oriented, market-leading company in an industry that complements the collective investment experience and expertise of our management team to build long-term shareholder value. Key components of our business strategy include:

Leverage the Crescent Platform and Our Extensive Relationship Network to Source Acquisition Targets

We plan to leverage Crescent’s proprietary, extensive deal-sourcing network of strong, long-standing relationships with more than 300 private equity Sponsors to identify potential acquisition targets. Crescent’s position as a partner of choice for private equity firms, earned over 28 years, has resulted in significant deal flow, with the platform reviewing nearly 1,500 deals annually on average over the last five years, including over 1,700 in 2019. This relationship network has led to numerous transactions which were proprietary or where a limited group of investors were invited to participate in the transaction process. In addition, we will also leverage our team’s expansive network of industry and lending community relationships as well as relationships with management teams of former portfolio companies, investment bankers, attorneys and accountants, which we believe will provide us with a robust, differentiated source of potential acquisition candidates.

Identify and Acquire a Business that will Perform Well in Public Markets

Our investment philosophy is focused on finding attractively valued assets through deep, analytical evaluation of business fundamentals and the identification of opportunities for creating shareholder value, which may include operational or capital structure improvements, corporate governance leadership and/or expertise or guidance with implementing strategic growth initiatives. We believe that the demonstrated ability of our management team to source, evaluate and complete investments in a variety of industries over three decades and numerous business cycles, coupled with their established network and deep operational experience, will allow us to identify desirable acquisition opportunities and consummate a business combination. From the extensive experience of our management team, working in both public and private markets and overseeing recognized growth equity strategies, we will narrow our pipeline of potential acquisition targets to those that are positioned to thrive as public companies. We also believe that potential sellers of target businesses will view the fact that Crescent and our management team have assisted numerous companies in achieving successful shareholder transitions as a positive factor in considering whether or not to enter into a business combination with us.

Partner with the Acquired Business to Create Shareholder Value

We will seek to capitalize on the significant investing and operating experience and network of our management team to consummate an acquisition and drive shareholder value. Specifically, we will benefit from the acquisition experience of our Chief Executive Officer, Mr. Purdy, who was involved in the acquisitions of 12 portfolio companies with a combined transaction enterprise value of more than $15 billion during his tenure at Leonard Green & Partners (“LGP”). We will also leverage the significant public markets, management oversight and governance experience of our management team; collectively, they have held a governance position at more than 50 public and private companies. We believe that our management team’s network of current and former market-leading portfolio companies represent a tremendous asset that could be leveraged by the company with which we consummate a business combination. Additionally, we believe our management team has a demonstrated track record of identifying businesses at attractive valuations, enhancing the growth trajectory, building scale and personnel and investing in accretive acquisitions, resulting in increased shareholder value. We will also benefit from the large institutional investor base of Crescent, who has been supportive by investing alongside the firm in numerous transactions historically and could potentially serve as a deep source of future growth capital.

We intend to focus on diverse industries and sectors that complement our management team’s background so we can capitalize on their ability to identify, acquire and implement a growth strategy that will generate excess shareholder returns.

OUR INVESTMENT CRITERIA

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our Initial Business Combination with a target business that does not meet these criteria and guidelines.

•

Favorable growth dynamics. We intend to acquire a business that has both demonstrated revenue growth historically and possesses favorable future growth characteristics, combined with a durable business model that is resistant to macroeconomic volatility. We will look to leverage the skill sets of our management team to help accelerate the sales growth of any business combination, given their extensive experience formulating and implementing growth initiatives.

•

Consistent and predictable cash flows. We believe that companies with consistent cash flow characteristics provide management teams with increased flexibility, whether to pursue attractive acquisition opportunities, fund growth initiatives, expand horizontally or vertically or optimize capital structures. Importantly, attractive cash flows help businesses sustain operations over the course of the business cycle.

•

Strong management teams. Our investment history has been built upon partnering with talented management teams to grow businesses and create shareholder value. We also believe that properly aligning incentives with management is crucial and has led to positive outcomes for companies, shareholders and management teams alike historically.

•

Underappreciated value and/or sub-optimal capital structures. We intend to target companies that could benefit from the unique skill set and experience of our management team through increased investment capacity coupled with effective Sponsorship. We will leverage our long history of providing capital structure solutions, through either capital infusions, creative and/or unique structures or recapitalizations to optimize a company’s balance sheet and increase equity value.

•

Benefit from access to public equity and corporate governance leadership. We intend to target companies that will benefit from having public equity available to initiate accretive acquisitions. Our Chief Executive Officer has extensive experience assisting companies with add-on acquisitions, having worked with portfolio companies that completed more than 40 add-on acquisitions during his tenure at LGP. In addition, we intend to take advantage of the vast governance experience of our management team, who have collectively held a governance position at more than 50 public and private companies.

•

Poised for transformative growth. We plan to seek companies that are at an inflection point in their own lifecycle, whether on the cusp of pursing a sizable acquisition, making a significant investment to expand their product offering and addressable market or expanding their geographic footprints. We believe the potential target would benefit from the experience of our management team, who have a demonstrated track record of successfully guiding companies through this critical part of their lifecycle.

•

Industries undergoing secular change. We intend to target companies operating within industries undergoing meaningful transformation. We believe our investment process, which has been refined over a number of business cycles, will allow us to properly identify the key characteristics of companies that will thrive in a changing industry environment. In addition, we expect to utilize the extensive network and relationships of our Sponsor to conduct deep due diligence, focusing on key themes, including secular growth dynamics and the competitive landscape.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our Initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our Initial Business Combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the United States Securities and Exchange Commission (the “SEC”).

INITIAL BUSINESS COMBINATION

NASDAQ listing rules require that our Initial Business Combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the Trust Account (excluding any deferred underwriters fees and taxes payable on the income earned on the Trust Account) at the time of our signing a definitive agreement in connection with our Initial Business Combination. We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”), or from an independent accounting firm, with respect to the satisfaction of such criteria.

We anticipate structuring our Initial Business Combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our Initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our Initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Initial Business Combination could own less than a majority of our outstanding shares subsequent to our Initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test. If our Initial Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

OUR INITIAL BUSINESS COMBINATION PROCESS

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We will also utilize our operational and capital planning experience.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that our Initial Business Combination is fair to our company from a financial point of view.

If members of our management team acquire public shares or warrants after the Initial Public Offering, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that, prior to the consummation of our Initial Business Combination, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and the director or officer is permitted to refer that opportunity to us without violating any legal obligation. Our officers and directors would continue to be subject to all other fiduciary duties owed to us and our stockholders and no other waivers of their respective fiduciary obligations have been provided to any such officers and directors. We do not have any plan for any waiver of the fiduciary duties of our officers and directors post-business combination.

Our Sponsor, executive officers and directors have agreed, pursuant to a letter agreement, not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company until we have entered into a definitive agreement regarding our Initial Business Combination or we have failed to complete our Initial Business Combination within 24 months (by March 12, 2021) after the Initial Public Offering.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

We believe this network provides our management team with a robust and consistent flow of acquisition opportunities which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete an Initial Business Combination with a target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that such an Initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in “Conflicts of Interest” below, if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have fiduciary duties or contractual obligations to various entities that may present a conflict of interest. As a result of these duties and obligations, situations may arise in which business opportunities may be given to one or more of these other entities prior to being presented to us.

Our executive offices are located at 11100 Santa Monica Boulevard, Suite 2000, Los Angeles, CA 90025 and our telephone number is (310) 235-5900.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional Initial Public Offering through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical Initial Public Offering. In a typical Initial Public Offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an Initial Public Offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1,070,000,000, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700,000,000 as of the end of the prior fiscal year’s second quarter, and (2) the date on which we have issued more than $1,000,000,000 in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination initially in the amount of $250,000,000 assuming no redemptions and after payment of $8,750,000 of deferred underwriting commissions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our Initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our Initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants and the forward purchase securities, our capital stock, debt or a combination of these as the consideration to be paid in our Initial Business Combination. We may seek to complete our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our Initial Business Combination is paid for using equity or debt securities or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Initial Business Combination or used for redemption of our public shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, to fund the purchase of other companies or for working capital.

We have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. Certain members of our management team are employed by Crescent or one of its affiliates. Messrs. Jean-Marc Chapus and Christopher G. Wright are continuously made aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination, but we have not (nor has anyone on our behalf) contacted, or had any discussions, formal or otherwise with, any prospective target business with respect to a business combination transaction with us.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our Initial Business Combination, and we may effectuate our Initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account.

In the case of an Initial Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our Initial Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of aN INITIAL Business Combination

NASDAQ listing rules require that our Initial Business Combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the Trust Account (excluding any deferred underwriters fees and taxes payable on the income earned on the Trust Account) at the time of our signing a definitive agreement in connection with our Initial Business Combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. Our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our Initial Business Combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an Initial Business Combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the 80% of net assets test. There is no basis for investors in the Initial Public Offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our Initial Business Combination.

To the extent we effect our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information, which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our Initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our Initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our Initial Business Combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our Initial Business Combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our Initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Initial Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our Initial Business Combination.

Following our Initial Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rules, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of Initial Business Combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transactions	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, stockholder approval would be required for our Initial Business Combination if, for example:

•	we issue shares of common stock that will be equal to or in excess of 20% of the number of shares of Class A common stock then outstanding (other than in a public offering);

•

any of our directors, officers or substantial stockholders (as defined by NASDAQ listing rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding shares of common stock or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a stockholder vote;

•	the risk that the stockholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of Our Securities

In the event we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our initial stockholders, directors, officers, advisors or any of their affiliates determine to make any such purchases at the time of a stockholder vote relating to our Initial Business Combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the Trust Account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Subsequent to the consummation of the Initial Public Offering, we will adopt an insider trading policy which will require insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our Sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases could be to (1) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our Initial Business Combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our Initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors, advisors and/or any of their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors, advisors or any of their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our Initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or any of their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our Initial Business Combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our Initial Business Combination. Our Sponsor, officers, directors, advisors or any of their affiliates will purchase shares only if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or any of their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be made only to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or any of their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights For Public Stockholders Upon Completion of an Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our Initial Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor has entered into a letter agreement with us, pursuant to which it has agreed to waive its redemption rights with respect to its 8,625,000 shares of Class F common stock (“Founder Shares”) and any public shares it may acquire during or after the Initial Public Offering in connection with the completion of our Initial Business Combination. Our directors and officers have entered into letter agreements similar to the one signed by our Sponsor with respect to public shares acquired by them (if any) following the Initial Public Offering.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our Initial Business Combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange rules or we choose to seek stockholder approval for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing our Initial Business Combination which contain substantially the same financial and other information about the Initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our Initial Business Combination, we and our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001, after payment of the deferred underwriting commission (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such Initial Business Combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NASDAQ listing or Exchange Act registration.

In the event that we seek stockholder approval of our Initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the Initial Business Combination.

If we seek stockholder approval, we will complete our Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, pursuant to the terms of a letter agreement entered into with us, our initial stockholders have agreed (and their permitted transferees will agree) to vote their Founder Shares and any public shares held by them in favor of our Initial Business Combination. Our directors and officers also have agreed to vote in favor of our Initial Business Combination with respect to public shares acquired by them, if any. We expect that at the time of any stockholder vote relating to our Initial Business Combination, our initial stockholders and their permitted transferees will own at least 20% of our outstanding shares of common stock entitled to vote thereon. Each public stockholder may elect to redeem their public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any public shares held by them in connection with the completion of a business combination. Our directors and officers have entered into letter agreements similar to the one signed by our initial stockholders with respect to public shares acquired by them, if any.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our Initial Business Combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of Our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our Sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Initial Business Combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the Initial Business Combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our Initial Business Combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an Initial Business Combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our Initial Business Combination.

If our Initial Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our Initial Business Combination is not completed, we may continue to try to complete a business combination with a different target until 24 months (by March 12, 2021) from the closing of the Initial Public Offering.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months (by March 12, 2021) from the closing of the Initial Public Offering to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination within such 24-month period (by March 12, 2021), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our Initial Business Combination within the 24-month time period (by March 12, 2021).

Our initial stockholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our Initial Business Combination within 24 months (by March 12, 2021) from the closing of the Initial Public Offering. However, if our initial stockholders acquire public shares after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our Initial Business Combination within the allotted 24-month time period (by March 12, 2021).

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Initial Business Combination within 24 months (by March 12, 2021) from the closing of the Initial Public Offering, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the Trust Account which was $1,126,200 as of December 31, 2019, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.00. See “Risk Factors—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors described above. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. WithumSmith+Brown, PC (“Withum”), our independent registered public accounting firm, and the underwriters of the Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our franchise and income taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below: (1) $10.00 per public share; or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our franchise and income taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in certain instances. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share. See “Risk Factors—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors described below.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $2,000,000 from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within 24 months (by March 12, 2021) from the closing of the Initial Public Offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within 24 months (by March 12, 2021) from the closing of the Initial Public Offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our Initial Business Combination within 24 months (by March 12, 2021) from the closing of the Initial Public Offering, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below: (1) $10.00 per public share; or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay our franchise and income taxes and will not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. See “Risk Factors—If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.”

Our public stockholders will be entitled to receive funds from the Trust Account only in the event of the redemption of our public shares if we do not complete our Initial Business Combination within 24 months (by March 12, 2021) from the closing of the Initial Public Offering or if they redeem their respective shares for cash upon the completion of the Initial Business Combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our Initial Business Combination, a stockholder’s voting in connection with our Initial Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our Initial Public Offering that will apply to us until the consummation of our Initial Business Combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-Initial Business Combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our Initial Stockholders have agreed to waive any redemption rights with respect to their Founder Shares and public shares in connection with the completion of our Initial Business Combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•

prior to the consummation of our Initial Business Combination, we shall either (1) seek stockholder approval of our Initial Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Initial Business Combination, into their pro rata share of the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable) or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

•

we will consummate our Initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of capital stock voted are voted in favor of the Initial Business Combination;

•

if our Initial Business Combination is not consummated within 24 months (by March 12, 2021) from the Initial Public Offering Closing Date, then our existence will terminate and we will distribute all amounts in our Trust Account; and

•

prior to our Initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from our Trust Account or (ii) vote on any Initial Business Combination.

These provisions cannot be amended without the approval of holders of 65% of capital stock. In the event we seek stockholder approval in connection with our Initial Business Combination, our amended and restated certificate of incorporation provides that we may consummate our Initial Business Combination only if approved by a majority of the shares of capital stock voted by our stockholders voting at a duly held stockholders meeting.

COMPETITION

In identifying, evaluating and selecting a target business for our Initial Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our Initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an Initial Business Combination.

Conflicts of Interest

Certain of our directors and officers and affiliates of our Sponsor manage several investment vehicles. These entities may compete with us for acquisition opportunities in the same industries and sectors as we may target for our Initial Business Combination. If these entities decide to pursue any such opportunity, we may be precluded from procuring such opportunities.

In addition, investment ideas generated within our Sponsor and other persons who may make decisions for the company, may be suitable for both us and for current or future entities managed by our directors, officers or affiliates of our Sponsor and may be directed to such investment vehicle rather than to us. As employees of Crescent or its affiliates, certain members of the management team are and in the future will be involved in the formation of and offerings by these companies as well as the identification, acquisition and management of investments by such companies. The letter agreements entered into with our officers will not restrict them from undertaking any such activities. As a result, conflicts of interest may arise between our officers’ fiduciary and contractual obligations to these companies and our officers’ obligations to us. None of the members of our management team who are also employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our management team, in their capacities as directors, officers or employees of our Sponsor or its affiliates in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future investment vehicles of our Sponsor or its affiliates, or third parties, before they present such opportunities to us, subject to applicable fiduciary duties. See “Risk Factors—Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties to us under Delaware law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Initial Business Combination.

INDEMNITY

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our franchise and income taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. We believe the likelihood of our Sponsor having to indemnify the Trust Account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

FACILITIES

We currently maintain our executive offices at 11100 Santa Monica Boulevard, Suite 2000, Los Angeles, CA 90025. The cost for this space is included in the $10,000 per month, for up to 24 months, fee that we will pay an affiliate of our Sponsor for office space, utilities, administrative and support services. We consider our current office space adequate for our current operations.

EMPLOYEES

We currently have six officers and do not intend to have any full-time employees prior to the completion of our Initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our Initial Business Combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our Units, Common Stock and Warrants are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. The contents of this website are not incorporated into this filing. Further, our references to the uniform resource locator (“URL”) for this website are intended to be inactive textual references only.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or International Financing Reporting Standards (“IFRS”). A particular target business identified by us as a potential acquisition candidate may not have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2019 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete a business acquisition with such a target business.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Initial Public Offering Closing Date, (b) in which we have total annual gross revenue of at least $1,070,000,000, or (c) in which we are deemed to be a large accelerated filer, which means the market value of Common Stock that is held by non-affiliates exceeds $700,000,000 as of the prior fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1,000,000,000 in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results, and we will not commence operations until completing an Initial Business Combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our Initial Business Combination. If we fail to complete our Initial Business Combination, we will never generate any operating revenues.

Past performance by Crescent, including our management team, may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, Crescent is presented for informational purposes only. Any past experience and performance of Crescent or our management team is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our Initial Business Combination; or (2) of any results with respect to any Initial Business Combination we may consummate. You should not rely on the historical record of Crescent or our management team’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Crescent. None of our Sponsor, officers, directors or Crescent has had experience with a blank check company or special purpose acquisition company in the past.

Crescent’s financial position could change, negatively impacting its role in helping us complete our Initial Business Combination.

Crescent’s financial position could be negatively impacted due to a variety of factors, including investor redemptions, lower management fees and higher operating expenses. From time to time, Crescent may be a party to lawsuits, which if resolved in an unfavorable manner for Crescent, could have a material impact on Crescent’s financial position. To the extent Crescent’s financial position is less stable, it may have difficulty retaining certain key investment professionals, which could negatively impact Crescent’s ability to help us consummate our Initial Business Combination.

Our public stockholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, which means we may complete our Initial Business Combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our Initial Business Combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NASDAQ rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our Initial Business Combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.

In evaluating a prospective target business for our Initial Business Combination, our management may consider the availability of funds from the sale of the forward purchase units, which may be used as part of the consideration to the sellers in the Initial Business Combination. If Crescent determines not to allocate the obligation to purchase the forward purchase units, we may lack sufficient funds to consummate our Initial Business Combination.

We have entered into a Forward Purchase Agreement pursuant to which Crescent, in its capacity as investment advisor on behalf one or more investment funds or accounts managed by Crescent and its affiliates (such funds or accounts, the “Crescent Funds”), has committed on behalf of the Crescent Funds, to purchase an aggregate of 5,000,000 Forward Purchase Units, consisting of the forward purchase shares and the forward purchase warrants, for $10.00 per unit, or an aggregate amount of $50,000,000, in a private placement that will close simultaneously with the closing of our Initial Business Combination. The funds from the sale of the forward purchase units are expected to be used as part of the consideration to the sellers in our Initial Business Combination, and to pay expenses in connection with our Initial Business Combination and may be used for working capital in the post-business combination company. The obligations under the forward purchase agreement do not depend on whether any public stockholders elect to redeem their shares in connection with our Initial Business Combination. However, if the sale of the forward purchase units does not close, for example, by reason of the failure of the Crescent Funds (the “Crescent Fund Purchaser”) to fund the purchase price for their forward purchase units, we may lack sufficient funds to consummate our Initial Business Combination. Crescent’s allocation of the obligation to purchase forward purchase units to any Crescent Fund is conditioned on the investment in the post-business combination company being approved by the investment committee, board of directors and/or limited partner advisory board, as applicable, of such Crescent Fund and on our Initial Business Combination involving a company engaged in a business that is within the investment objectives, guidelines and restrictions of such Crescent Fund. Accordingly, if the investment is not approved by any Crescent Fund’s investment committee, board of directors and/or limited partner advisory board, as applicable, or if we pursue an acquisition target that is outside of the investment objectives of any Crescent Fund or that is not reasonably acceptable to Crescent, Crescent would not be required to allocate the obligation to purchase any forward purchase units to any Crescent Funds, and we may need to seek alternative financing.

Additionally, Crescent will not be committed or obligated to purchase any forward purchase units if none of the Crescent Funds is able to purchase any forward purchase units due to the conditions described above. Further, if Crescent allocates the obligation to purchase forward purchase units to a Crescent Fund, such Crescent Fund Purchaser’s and any permitted transferee’s obligations to purchase the forward purchase units will be subject to termination prior to the closing of the sale of such securities by mutual written consent of the Company and such party, or automatically: (i) if our Initial Business Combination is not consummated within 24 months (by March 12, 2021) from the Initial Public Offering; or (ii) if we become subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of us, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment. In addition, a Crescent Fund Purchaser’s obligations to purchase the forward purchase units will be subject to fulfillment of customary closing conditions, including that our Initial Business Combination must be consummated substantially concurrently with the purchase of the forward purchase units and that our Initial Business Combination is unanimously approved by our board of directors. In the event of any such failure to fund by a Crescent Fund Purchaser or its permitted transferee, any obligation is so terminated or any such condition is not satisfied and not waived by such party, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.

If we seek stockholder approval of our Initial Business Combination, our initial stockholders, officers and directors have agreed to vote in favor of such Initial Business Combination, regardless of how our public stockholders vote.

Our initial stockholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any public shares held by them in favor of our Initial Business Combination. As a result, in addition to our initial stockholders’ Founder Shares, we would need 9,375,001, or 37.5%, of the 25,000,000 public shares sold in the Initial Public Offering to be voted in favor of our Initial Business Combination (assuming all outstanding shares are voted) in order to have such Initial Business Combination approved. Our directors and officers have entered into letter agreements similar to the one signed by our initial stockholders with respect to public shares acquired by them, if any. We expect that our initial stockholders and their permitted transferees will own at least 20% of our outstanding shares of common stock at the time of any such stockholders vote. Accordingly, if we seek stockholders approval of our Initial Business Combination, it is more likely that the necessary stockholders approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our Initial Business Combination. Additionally, since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our Initial Business Combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our Initial Business Combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an Initial Business Combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Initial Business Combination would be unsuccessful increases. If our Initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our Initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our Initial Business Combination within 24 months (by March 12, 2021) from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the end of the 24-month period. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2019, the Company had current liabilities of $939,876 and working capital of $294,999. Further, we have incurred and expect to continue to incur costs in pursuit of our Initial Business Combination. We cannot assure you that our plans to raise capital or to consummate an Initial Business Combination within 24 months (by March 12, 2021) from the closing of the Initial Public Offering will be successful. Management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

We may not be able to complete our Initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our Initial Business Combination within 24 months (by March 12, 2021) from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our Initial Business Combination within such time period. Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our Initial Business Combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “Risk Factors—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If we seek stockholder approval of our Initial Business Combination, our Sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our Initial Business Combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our Initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination. Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our Initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our Initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our Initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Initial Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (1) the completion of our Initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Initial Business Combination within 24 months (by March 12, 2021) from the closing of the Initial Public Offering; and (3) the redemption of all of our public shares if we are unable to complete our Initial Business Combination within 24 months (by March 12, 2021) from the closing of the Initial Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

In order to continue listing our securities on NASDAQ prior to our Initial Business Combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our Initial Business Combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5,000,000. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A common stock and warrants will be listed on NASDAQ, our units, Class A common stock and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an Initial Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of the Initial Public Offering and the sale of the Private Placement Warrants and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our Initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of our Initial Business Combination.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our Initial Business Combination and we are obligated to pay cash for shares of our Class A common stock, it will potentially reduce the resources available to us for our Initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “Risk Factors—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least 24 months after our Initial Public Offering, we may be unable to complete our Initial Business Combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

As of December 31, 2019, we had $1,126,200 available to us outside the Trust Account to fund our working capital requirements. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months after the Initial Public Offering assuming that our Initial Business Combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Initial Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds, whether as a result of our breach or otherwise, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account (or less than $10.00 per share in certain circumstances where a third-party brings a claim against us that our Sponsor is unable to indemnify) and our Warrants will expire worthless. See ‘‘—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our Initial Business Combination and we will depend on loans from our Sponsor or management team to fund our search for an Initial Business Combination, to pay our franchise and income taxes and to complete our Initial Business Combination. If we are unable to obtain these loans, we may be unable to complete our Initial Business Combination.

Of the net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants, as of December 31, 2019, $1,126,200 was available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares (or less than $10.00 per share in certain circumstances where a third-party brings a claim against us that or Sponsor is unable to indemnify), and our Warrants will expire worthless. See ‘‘Risk Factors—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Subsequent to our completion of our Initial Business Combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Withum, our independent registered public accounting firm, and the underwriters of the Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our Initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our Initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of: (1) $10.00 per public share; or (2) such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our franchise and income taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in certain instances. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per share amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our Initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our Initial Business Combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within 24 months (by March 12, 2021) from the closing of the Initial Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the Initial Public Offering in the event we do not complete our Initial Business Combination and, therefore, we do not intend to comply with those procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within 24 months (by March 12, 2021) from the closing of the Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our Initial Business Combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we consummate our Initial Business Combination (unless required by NASDAQ) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our Initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a “cashless basis” and potentially causing such warrants to expire worthless.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than 15 business days after the closing of our Initial Business Combination, to use our best efforts to file a registration statement under the Securities Act covering the issuance of such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our Initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the resale of their Founder Shares after those shares convert to shares of our Class A common stock at the time of our Initial Business Combination. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. Pursuant to the Forward Purchase Agreement, we have agreed that we will use our commercially reasonable efforts to file within 30 days after the closing of the Initial Business Combination a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and the underlying Class A common stock) and to cause such registration statement to be declared effective as soon as practicable after it is filed. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our Initial Business Combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders or their permitted transferees, the Private Placement Warrants owned by our Sponsor, the forward purchase shares and forward purchase warrants owned by Crescent or its permitted transferees or warrants issued in connection with working capital loans are registered for resale.

Because we are neither limited to evaluating target businesses in a particular industry nor have we identified any specific target businesses with which to pursue our Initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector, but we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our Initial Business Combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Initial Business Combination will not have all of these positive attributes. If we complete our Initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our Initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our Initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our Initial Business Combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our Initial Business Combination.

We may issue additional shares of Class A common stock or preferred stock to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue shares of Class A common stock upon the conversion of the Class F common stock at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions described herein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of Class A common stock, par value $0.0001 per share, and 25,000,000 shares of Class F common stock, par value $0.0001 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.0001 per share. Immediately after the Initial Public Offering, there was 455,500,000 and 18,750,000 authorized but unissued shares of Class A and Class F common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not the forward purchase shares or forward purchase warrants upon the conversion of the Class F common stock. Shares of Class F common stock are automatically convertible into shares of our Class A common stock at the time of our Initial Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth herein.

We may issue a substantial number of additional shares of Class A common stock and may issue shares of preferred stock, in order to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue shares of Class A common stock upon conversion of the Class F common stock at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our Initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote on any Initial Business Combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in the Initial Public Offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•

could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Initial Business Combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Initial Business Combination.

Our ability to successfully effect our Initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our Initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our Initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our Initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our Initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our Initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our Initial Business Combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our Initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our Initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our Initial Business Combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of the Initial Public Offering and until we consummate our Initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our Sponsor have invested in a broad array of sectors. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our Initial Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Effecting our Initial Business Combination—Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors will lose their entire investment in us if our Initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Initial Business Combination target business is appropriate for our Initial Business Combination.

On November 29, 2017, the Sponsor purchased 8,625,000 Founder Shares for $25,000. In January 2018, the Sponsor surrendered 1,437,500 Founder Shares to the Company for no consideration, resulting in an aggregate of 7,187,500 Founder Shares outstanding. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares are shares of Class F common stock which automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Up to 937,500 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters within 45 days from the effective date of the registration statement, March 7, 2019. In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 937,500 shares of Class F common stock, resulting in an aggregate of 6,250,000 Founder Shares outstanding.

The Founder Shares will be worthless if we do not complete an Initial Business Combination. In February 2019, our Sponsor transferred 25,000 Founder Shares to each of Ms. Briscoe and Messrs. Gauthier and Turner, our independent directors (for a total of 75,000 Founder Shares). In addition, our Sponsor has purchased an aggregate of 7,000,000 Private Placement Warrants, each exercisable for one share of our Class A common stock, for a purchase price of $7,000,000 in the aggregate, or $1.00 per warrant, that will also be worthless if we do not complete our Initial Business Combination. Each Private Placement Warrant may be exercised for one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein.

The Founder Shares are identical to the shares of common stock included in the units sold in the Initial Public Offering, except that: (1) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (2) our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to their Founder Shares and any public shares held by them in connection with the completion of our Initial Business Combination; (b) waive their redemption rights with respect to their Founder Shares and any public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated our Initial Business Combination within 24 months (by March 12, 2021) from the closing of the Initial Public Offering; and (c) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our Initial Business Combination within 24 months (by March 12, 2021) from the closing of the Initial Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our Initial Business Combination within the prescribed time frame); (3) the Founder Shares are automatically convertible into shares of our Class A common stock at the time of our Initial Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (4) the Founder Shares are entitled to registration rights. In addition, our officers and directors have entered into letter agreements similar to the one signed by our initial stockholders with respect to any public shares acquired by them, if any.

The personal and financial interests of our Sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an Initial Business Combination and influencing the operation of the business following the Initial Business Combination. This risk may become more acute as the 24-month deadline following the closing of the Initial Public Offering nears, which is the deadline for the completion of our Initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of December 31, 2019 to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete our Initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may only be able to complete one Initial Business Combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants provided us with $250,000,000 that we may use to complete our Initial Business Combination and pay related fees and expenses.

We may effectuate our Initial Business Combination with a single target business, or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Initial Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Initial Business Combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Initial Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Initial Business Combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our Initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Initial Business Combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our Initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our Initial Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our Initial Business Combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the Initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Initial Business Combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our Initial Business Combination. As a result, we may be able to complete our Initial Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our Initial Business Combination and do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our Initial Business Combination that some of our stockholders may not support.

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds extended the time to consummate an Initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an Initial Business Combination in order to effectuate our Initial Business Combination.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an Initial Business Combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances) may be amended if approved by holders of at least 65% of our common stock who attend and vote in a stockholder meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who beneficially own 20% of our common stock upon the closing of the Initial Public Offering, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our Initial Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Initial Business Combination within 24 months (by March 12, 2021) from the closing of the Initial Public Offering, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants and the forward purchase securities will represent sufficient equity capital to allow us to complete our Initial Business Combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants and the forward purchase securities prove to be insufficient, either because of the size of our Initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our Initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our Initial Business Combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our Initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Initial Business Combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

Our initial stockholders will hold a substantial interest in us. As a result, they may exert a substantial influence on actions requiring stockholder vote, potentially in a manner that you do not support.

As of December 31, 2019, our initial stockholders own 20% of our outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Our Sponsor has no current intention to purchase additional securities, other than as described in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination. The forward purchase shares will not be issued until completion of our Initial Business Combination, and, accordingly, will not be included in any stockholder vote until such time.

Our Sponsor paid an aggregate of $25,000, or approximately $0.004 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A common stock.

The difference between the Initial Public Offering price per share (allocating all of the unit purchase price to the common stock and none to the warrant included in the unit) and the pro forma net tangible book value per share of our Class A common stock after the Initial Public Offering constitutes the dilution to you and the other investors in the Initial Public Offering. Our Sponsor acquired the Founder Shares at a nominal price, significantly contributing to this dilution. Upon the closing of the Initial Public Offering, and assuming no value is ascribed to the warrants included in the units, you and the other public stockholders will incur an immediate and substantial dilution of approximately 93.3% (or $9.33 per share), the difference between the pro forma net tangible book value per share of $0.67 and the initial offering price of $10.00 per unit. This dilution would increase to the extent that the anti-dilution provisions of the Class F common stock result in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class F common stock at the time of our Initial Business Combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust. In addition, because of the anti-dilution protection in the Founder Shares, any equity or equity-linked securities issued in connection with our Initial Business Combination would be disproportionately dilutive to our Class A common stock.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrants could be converted into cash or stock, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described above) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

Our Warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our Initial Business Combination.

We issued warrants to purchase 12,500,000 shares of our Class A common stock, at a price of $11.50 per whole share and simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 7,000,000 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. In addition, we may also issue 5,000,000 shares of Class A common stock and approximately 1,666,667 warrants, each exercisable to purchase one share of Class A common stock in connection with our Initial Business Combination pursuant to the Forward Purchase Agreement. Our initial stockholders hold 6,250,000 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. To the extent we issue shares of Class A common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the units in the Initial Public Offering except that, so long as they are held by our Sponsor or its permitted transferees: (1) they will not be redeemable by us; (2) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our Initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole warrants will trade. This is different from other offerings similar to ours whose units include one share of Class A common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

The determination of the offering price of our units and the size of the Initial Public Offering is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.

Prior to the Initial Public Offering there has been no public market for any of our securities. The Initial Public Offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of the Initial Public Offering, management held customary organizational meetings with representatives of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of the Initial Public Offering, prices and terms of the units, including the Class A common stock and warrants underlying the units, include:

•	the history and prospects of companies whose principal business is the acquisition of other companies;

•	prior offerings of those companies;

•	our prospects for acquiring an operating business at attractive values;

•	a review of debt to equity ratios in leveraged transactions;

•	our capital structure;

•	an assessment of our management and their experience in identifying operating companies;

•	general conditions of the securities markets at the time of the Initial Public Offering; and

•	other factors as were deemed relevant.

Although these factors were considered, the determination of our Initial Public Offering price is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is currently no market for our securities. Stockholders therefore have no access to information about prior market history on which to base their investment decision. Following the Initial Public Offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700,000,000 as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an Initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2019. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Initial Business Combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation will contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Events outside of our control, including public health crises, may negatively affect the results of our operations.

Periods of market volatility may continue to occur in response to pandemics or other events outside of our control. These types of events could adversely affect our operating results. For example, in December 2019, a novel strain of coronavirus, which first surfaced in Wuhan, China, has resulted in the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories around the world. As the potential impact on global markets from the coronavirus is difficult to predict, the extent to which the coronavirus may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the coronavirus and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results.

If our management team pursues a company with operations or opportunities outside of the United States for our Initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such Initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our Initial Business Combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our Initial Business Combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our Initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•

tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and

•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

If our management following our Initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our Initial Business Combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at 11100 Santa Monica Blvd., Suite 2000, Los Angeles, CA 90025. Our principal executive and certain of our other offices are leased by our Manager or one of its affiliates from third parties and pursuant to the terms of our Management Agreement, we reimburse our Manager (or its affiliate, as applicable) for expenses (including our pro-rata portion of rent, telephone, printing, mailing, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses) relating to such offices, including disaster backup recovery sites and facilities maintained for us, our affiliates, our investments or our Manager or its affiliates required for our operation.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we may be subject to various legal proceedings from time to time. To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

COMMON STOCK

Our units, common stock and warrants are each traded on the NASDAQ Capital Market under the symbols “CRSAU,” “CRSA” and “CRSAW”, respectively. Our units commenced public trading on March 8, 2019, and our common stock and warrants commenced public trading on April 16, 2019.

HOLDERS

On March 10, 2020, there was one holder of record of our units, one holder of record of our Class A common stock and two holders of record of our warrants.

DISTRIBUTION POLICY

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Initial Business Combination. The payment of any cash dividends subsequent to our Initial Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

UNREGISTERED SALES OF EQUITY SECURITIES AND PURCHASES OF EQUITY SECURITIES

Sales of unregistered securities

On November 29, 2017, the Sponsor purchased 8,625,000 Founder Shares for $25,000. In January 2018, the Sponsor surrendered 1,437,500 Founder Shares to the Company for no consideration, resulting in an aggregate of 7,187,500 Founder Shares outstanding. Up to 937,500 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters within 45 days from the effective date of the registration statement, March 7, 2019. In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 937,500 shares of Class F common stock, resulting in an aggregate of 6,250,000 Founder Shares outstanding.

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

On March 12, 2019, the Company consummated the Initial Public Offering of 25,000,000 units. Each unit consists of one Class A ordinary share and one-half of one warrant. Credit Suisse Securities and BofA Merrill Lynch acted as joint book-running managers for the offering and I-Bankers Securities, Inc. acted as the co-manager for the offering. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $250,000,000, $245,000,000 of which was deposited into a Trust Account with Continental Stock Transfer & Trust Company acting as trustee.

The Sponsor purchased an aggregate of 7,000,000 Private Placement Warrants at a price of $1.00 per warrant for an aggregate purchase price of $7,000,000 in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of equity or equity-linked securities). $5,000,000 of the proceeds of the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account such that, at the closing of the Initial Public Offering, $250,000,000 was held in the Trust Account. If the Initial Business Combination is not completed within 24 months (by March 12, 2021) from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Except where the context otherwise requires, all references in this Annual Report to the “Company”, “we”, “us”, “our” or similar words or phrases are to Crescent Acquisition Corp, a Delaware company, and references to the “Sponsor” refer to CFI Funding, LLC, a Delaware limited liability company.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

As indicated in the accompanying financial statements, we had cash of $1,126,200 as of December 31, 2019. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure that our plans to raise capital or to complete our Initial Business Combination will be successful.

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

Included in general and administrative expenses in 2019 and formation costs in 2018 on the statements of operations, during the years ended December 31, 2019 and 2018, our principal operating expenses included $189,670 and $3,965, respectively, for the professional, insurance and listing costs associated with our public reporting, $200,000 and $0, respectively, in franchise taxes, $38,890 and $2,656, respectively, in consulting and travel costs associated with our search for a business combination candidate and $98,065 and $0, respectively, in administrative fees to our Sponsor. Further, during the years ended December 31, 2019 and 2018, the Company generated $4,472,458 and $0, respectively, of interest income on the U.S. Treasury bills in the Trust Account. Such interest income is currently taxable and results in a provision for income taxes of $1,195,607 and $0 during the years ended December 31, 2019 and 2018, respectively, since the majority of our operating expenses are considered start-up costs and are not currently deductible. The Company will periodically withdraw funds from the Trust Account to fund the payment of income and franchise taxes.

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

The net proceeds from (i) the sale of the Units in our Initial Public Offering, after deducting offering expenses of approximately $900,000 and underwriting commissions of $5,000,000 (excluding deferred underwriting fees of $8,750,000), and (ii) the sale of the Private Placement Warrants for a purchase price of $7,000,000, were approximately $251,100,000. Of this amount, $250,000,000 was placed in the Trust Account, which includes up to $8,750,000 of deferred underwriting fees. The remaining approximately $1,100,000 was available to us for working capital and is not held in the Trust Account.

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

As of December 31, 2019 and 2018, we had available to us $1,126,200 and $44,896, respectively, of cash held outside the Trust Account as well as certain amounts we may draw from the Trust Account to fund our taxes (as described above). We believe that such sources of liquidity are adequate to fund our operations for at least the next 12 months. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay our professional and other costs of being a public company and pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes. We do not expect to have any capital expenditures during 2020, except as may be incurred in connection with our Initial Business Combination.

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

Unless and until we complete an Initial Business Combination, we expect our primary liquidity requirements during the 24-month period subsequent to our Initial Public Offering to include legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; legal and accounting fees related to regulatory reporting requirements; NASDAQ and other regulatory fees; office space, administrative, consulting and support services provided under an agreement with our Sponsor and other working capital needs. In addition, we expect to use a portion of the funds not being placed in our Trust Account to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

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

RELATED PARTY TRANSACTIONS

Founder Shares

On November 29, 2017, the Sponsor purchased 8,625,000 Founder Shares for $25,000. In January 2018, the Sponsor surrendered 1,437,500 Founder Shares to the Company for no consideration, resulting in an aggregate of 7,187,500 Founder Shares outstanding. Up to 937,500 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters within 45 days from the effective date of the registration statement, March 7, 2019. In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 937,500 shares of Class F common stock, resulting in an aggregate of 6,250,000 Founder Shares outstanding.

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

Private Placement Warrants

The Sponsor purchased an aggregate of 7,000,000 Private Placement Warrants at a price of $1.00 per warrant for an aggregate purchase price of $7,000,000 in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of equity or equity-linked securities). $5,000,000 of the proceeds of the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account such that, at the closing of the Initial Public Offering, $250,000,000 was held in the Trust Account. If the Initial Business Combination is not completed within 24 months (by March 12, 2021) from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Forward Purchase Agreement

On February 26, 2019, the Company entered into the Forward Purchase Agreement pursuant to which Crescent, in its capacity as investment advisor on behalf of the Crescent Funds, has committed on behalf of the Crescent Funds, to purchase, subject to the terms and conditions set forth the Forward Purchase Agreement, including obtaining fund-level approvals by the relevant investment committee and/or other governing body of such funds, the Forward Purchase Units, each consisting of one share of the Company’s Class A common stock (such shares of Class A common stock to be issued pursuant to the Forward Purchase Agreement, the “Forward Purchase Shares”) and one-third of one warrant to purchase one share of the Company’s Class A common stock (such warrants to be issued pursuant to the Forward Purchase Agreement, the “Forward Purchase Warrants”), for $10.00 per unit, or an aggregate amount of $50,000,000, in a private placement that will close simultaneously with the closing of the Initial Business Combination. The Forward Purchase Warrants will have the same terms as the Private Placement Warrants so long as they are held by the Crescent Fund Purchaser or its permitted transferees, and the Forward Purchase Shares will be identical to the Public Shares sold in the Initial Public Offering, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights. Any Forward Purchase Warrant held by a holder other than a Crescent Fund Purchaser or its permitted transferees will have the same terms as the Warrants included in the Units sold in the Initial Public Offering.

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

Related Party Loans and Advances

On November 21, 2017, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the ‘‘Note’’). This Note was amended and restated on November 6, 2018. This Note was non-interest bearing and payable on the earlier of December 31, 2019 or the closing of the Initial Public Offering. On March 13, 2019, the Note balance of $300,000 was repaid in full.

Crescent advanced the Company an aggregate of $118,323 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. On March 13, 2019, these advances were repaid in full.

As of December 31, 2019, an affiliate of the Company paid administrative expenses of $454,757, of which $333,063 was repaid, for a net of $121,694, which is reflected in the accompanying balance sheets. These amounts are due on demand and are non-interest bearing.

Administrative Support Agreement

On March 7, 2019, the Company entered into an agreement to pay $10,000 a month for office space, utilities, administrative and support services to an affiliate of the Sponsor and will terminate the agreement upon the earlier of an Initial Business Combination or the liquidation of the Company. For the year ended December 31, 2019, the Company incurred expenses of $98,065 which are included in general and administrative expenses on the statements of operations, of which $60,000 was payable as of December 31, 2019, and included in accounts payable and accrued expenses on the accompanying balance sheets.

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

In addition to the discussion below, our critical accounting policies are further described in Note 2. Summary of Significant Accounting Policies to our financial statements.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock will be affected by charges against additional paid-in capital. Accordingly, as of December 31, 2019 and 2018, 24,011,445 and 0, respectively, of the 25,000,000 Public Shares were classified outside of permanent equity.

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

New Accounting Standards

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein. No unaudited quarterly operating data is included in this prospectus, as we have conducted no operations to date.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on November 17, 2017 for the purpose of effecting an Initial Business Combination. As of December 31, 2019, we had not commenced any operations or generated any revenues. All activity through December 31, 2019 relates to our formation and our Initial Public Offering and subsequent to the Initial Public Offering, efforts have been directed toward locating and completing a suitable Initial Business Combination. Net proceeds of $250,000,000 from the Initial Public Offering and the private placement that closed in March 2019 were deposited into a Trust Account that invests solely in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government obligations. As of December 31, 2019, there was $253,569,459 in the Trust Account. We have not engaged in any hedging activities since our incorporation. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements included in this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Title
Robert D. Beyer	60	Executive Chairman
Jean-Marc Chapus	60	Chairman of the Board
Todd M. Purdy	45	Chief Executive Officer and Director
Christopher G. Wright	47	President
Al Hassanein	40	Chief Financial Officer and Treasurer
George P. Hawley	52	General Counsel and Secretary
Kathleen S. Briscoe	60	Director
John J. Gauthier	58	Director
Jason D. Turner	52	Director
Sandra V. Naftzger	59	Director

Our directors and executive officers are as follows:

Robert D. Beyer has served as our Chief Executive Officer from November 2017 to November 2018 and as our Executive Chairman, acting as Co-Chairman of the Board, since November 2018. Mr. Beyer is Chairman of Chaparal Investments LLC, a private investment firm and holding company which he founded in 2009. From 2005 to 2009, Mr. Beyer served as Chief Executive Officer of The TCW Group, Inc., a global investment management firm. Mr. Beyer previously served as Chief Investment Officer from 2000 to 2005. Mr. Beyer has been a director of Jefferies Financial Group Inc. since 2013. Mr. Beyer is also the Chairman of the Board of Councilors of USC Dornsife School of Letters, Arts and Sciences, a member of the Harvard-Westlake School Board of Trustees and a member of the Advisory Board of Milwaukee Brewers Baseball Club. Mr. Beyer was formerly a director of Société Générale Asset Management, S.A. and The TCW Group, Inc. Mr. Beyer was a director of The Allstate Corporation, an NYSE listed company, from 2006 through 2016. Mr. Beyer was a director at The Kroger Co., a NYSE listed company, from 1999 to 2019. Mr. Beyer received an MBA from the UCLA Anderson School of Management and a BS from the University of Southern California.

We believe Mr. Beyer’s extensive leadership and business experience, together with his strong background in capital markets and public company governance, make him well qualified to serve as a member of our board of directors.

Jean-Marc Chapus has served as our Chairman of the Board, acting as Co-Chairman of the Board, since November 2017. Mr. Chapus is a Co-Founder and has been Managing Partner of Crescent and a member of Crescent’s Management Committee since 2011. Prior to 2011, Mr. Chapus was Group Managing Director of TCW, co-managing TCW’s Leveraged Finance Group. Mr. Chapus is also a member of the board of several non-profit organizations, including the Harvard-Westlake School Board of Trustees, and the Advisory Board of the Milwaukee Brewers Baseball Club. Mr. Chapus received his MBA and AB from Harvard University.

We believe Mr. Chapus’s significant investment and financial expertise make him well qualified to serve as a member of our board of directors.

Todd M. Purdy has served as our Chief Executive Officer since November 2018. Mr. Purdy is a seasoned private equity investor with 21 years of investment industry experience. Most recently, Mr. Purdy was a Partner at Leonard Green & Partners, a leading private equity investment firm based in Los Angeles, California, where he focused on investments in the consumer, retail and services sectors. During Mr. Purdy’s tenure with the firm from 2000 to 2018, LGP grew significantly from investing its third fund, a $1.2 billion pool of committed capital, to investing its seventh fund, a $9.6 billion pool of committed capital. During this time, Mr. Purdy was involved in the acquisitions of 12 portfolio companies, representing more than $15 billion of transaction enterprise value, which collectively completed more than 40 follow-on acquisitions. Prior to LGP, Mr. Purdy was an investment banker with Donaldson, Lufkin & Jenrette in Los Angeles and London. Mr. Purdy graduated from the Honors Business Administration Program at the Ivey Business School at Western University in Canada.

We believe Mr. Purdy’s significant investment and financial expertise make him well qualified to serve as a member of our board of directors.

Christopher G. Wright has served as our President since November 2017. Mr. Wright is a Managing Director, a member of Crescent Capital’s Management Committee and a member of the Board of Directors of Crescent Capital BDC, Inc. Prior to joining Crescent in 2001, Mr. Wright completed the Financial Management Program with the General Electric Company and upon completion, worked in various finance roles within GE Industrial Systems. Mr. Wright is a current and former member or observer of the Board of numerous private companies, including the lead Director of Savers, Inc. In addition, Mr. Wright is a member of the Board of other non-profit organizations including St. Raphael School Development Board. Mr. Wright received his M.B.A. from Harvard Business School and his B.A. from Michigan State University.

Al Hassanein has served as our Chief Financial Officer and Treasurer since October 2019. Mr. Hassanein is also the Controller of Crescent Capital Group LP, an affiliate of CFI Sponsor, LLC, the Company’s Sponsor since September 2017. Prior to joining Crescent, Mr. Hassanein served as Vice President and Assistant Controller at American Capital, Ltd., a position he held from August 2008 until June 2017. He started his career at Deloitte after receiving his BS in Accounting and Finance from the University of Maryland at College Park and is an active Certified Public Accountant.

George P. Hawley has served as our General Counsel and Secretary since November 2017. Mr. Hawley is Secretary of Crescent Capital BDC, Inc. In addition, Mr. Hawley serves as the general counsel for Crescent. Prior to joining Crescent in 2012, Mr. Hawley was senior vice president and associate general counsel at Trust Company of the West where he supported Crescent on certain funds and accounts sub-advised by TCW to Crescent. From 2000 to 2008, Mr. Hawley was an associate at Paul, Hastings, Janofsky & Walker LLP specializing in asset management, securities, finance and restructuring, and general corporate. Prior to joining Paul Hastings, Mr. Hawley began his legal career at Baker, Keener & Nahra LLP where he practiced litigation. Mr. Hawley received a JD from Loyola Law School and a BA from the University of Notre Dame.

Kathleen S. Briscoe serves as a member of our board of directors. Ms. Briscoe has been a private investor continually since 2004. In addition, Ms. Briscoe has served as Partner, Chief Capital Officer for Dermody Partners since March 2018 and as a consultant to Arixa Capital since November 2017. Ms. Briscoe was the Chief Investment Officer and Chief Operating Officer Real Estate of Cordia Capital Management from November 2013 to February 2017, served as a real estate consultant to Institutional Real Estate, Inc. and Crosswater Realty Advisors from November 2011 to November 2013, and was the Chief Investment Officer of IDS Real Estate Group from March 2009 to October 2011. Prior to that, Ms. Briscoe was a managing director at Buchanan Street Partners and an Executive Vice President at Lowe Enterprises Investors. Ms. Briscoe is a current member of the board of private companies and is a member of NACD. Ms. Briscoe received her MBA from Harvard Business School and her BA from Dartmouth College.

We believe Ms. Briscoe’s significant investment and financial expertise make her well qualified to serve as a member of our board of directors.

John J. Gauthier, CFA serves as a member of our board of directors. Mr. Gauthier runs his own investment consulting company, SSG Advisors, LLC. Mr. Gauthier served as EVP and Chief Investment Officer from February 2010 to February 2017 and SVP and Chief Investment Officer from October 2008 to February 2010 at Allied World Assurance Company Holdings, AG. Additionally, Mr. Gauthier was President of Allied World Financial Services from September 2012 to February 2017 and remained an employee of Allied World Financial Services through January 2018. Prior to his time at Allied, Mr. Gauthier was a Managing Director at Goldman, Sachs & Co. He was also a Managing Director at Conning Asset Management. Mr. Gauthier is a member of the board of directors of Reinsurance Group of America and was a member of the board of directors of MatlinPatterson Asset Management, L.P. from November 2012 to February 2017 and of Blue Vista Capital Management from October 2014 to February 2017. He is also a board member of various private companies. Mr. Gauthier received his MBA from The Wharton School, University of Pennsylvania and his BS from Quinnipiac University.

We believe Mr. Gauthier’s significant investment and financial expertise make him well qualified to serve as a member of our board of directors.

Jason D. Turner serves as a member of our board of directors. Mr. Turner has been the founder, president and Chief Executive Officer of Venbrook Group, LLC since July 2002. Mr. Turner was a board member of various private organizations, including Los Angeles Conservation Corps, American Red Cross (Los Angeles) and Young Presidents Organization. Mr. Turner received his BS from St. Mary’s College of Maryland.

We believe Mr. Turner’s significant insurance and risk management expertise make him well qualified to serve as a member of our board of directors.

Sandra V. Naftzger serves as a member of our board of directors. Ms. Naftzger runs family owned businesses in California, concentrating in oil and gas production and cattle ranching. Ms. Naftzger’s previous work experience includes positions as Director of Business Development at The Times Mirror Company and Vice President of Corporate Finance at Drexel Burnham Lambert. Ms. Naftzger previously served on the Board of Directors of Water.org, a global nonprofit organization focused on providing access to safe water and sanitation solutions to those in need, as well as Children’s Bureau of Southern California, an agency focused on early childhood abuse prevention and treatment. Ms. Naftzger has also served on the Board of Trustees of the Diocesan Investment Trust of the Episcopal Diocese of Los Angeles, which is responsible for investing the collective funds of 150 church institutions in Southern California. Ms. Naftzger received her MBA from Harvard Business School and her BA from Stanford University.

We believe Ms. Naftzger‘s significant investment and financial expertise make her well qualified to serve as a member of our board of directors.

NUMBER, TERMS OF OFFICE AND ELECTION OF OFFICERS AND DIRECTORS

Our board of directors consists of seven members. Our board of directors are divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. The term of office of the first class of directors, consisting of Ms. Briscoe and Mr. Gauthier, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Turner, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Chapus, Beyer and Purdy, will expire at the third annual meeting of stockholders.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Co-Chairman of the Board, Executive Chairman, a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

DIRECTOR INDEPENDENCE

NASDAQ listing rules require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have four “independent directors” as defined in the NASDAQ listing rules and applicable SEC rules. The majority of our board of directors are comprised of independent directors within 12 months from the date of listing to comply with the majority independent board requirement in Rule 5605(b) of the NASDAQ listing rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on NASDAQ through the earlier of consummation of our Initial Business Combination and our liquidation, we will pay an affiliate of our Sponsor a total of $10,000 per month, for up to 24 months for office space, utilities, administrative and support services. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or any of their affiliates.

After the completion of our Initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our Initial Business Combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our Initial Business Combination should be a determining factor in our decision to proceed with any potential business combination.

COMMITTEES OF THE BOARD OF DIRECTORS

Our board of directors have two standing committees: an audit committee and a compensation committee. Both our audit committee and our compensation committee will be composed solely of independent directors.

Audit Committee

The members of our audit committee are Mss. Briscoe and Naftzger and Messrs. Gauthier and Turner. Ms. Briscoe serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Ms. Briscoe qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We will adopt an audit committee charter, which will detail the principal functions of the audit committee, including:

•

the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•

reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our Compensation Committee are Mss. Briscoe and Naftzger and Messrs. Gauthier and Turner. Mr. Gauthier serves as chairman of the compensation committee. We will adopt a compensation committee charter, which will detail the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

DIRECTOR NOMINATIONS

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by applicable law or stock exchange rules. In accordance with Rule 5605(e)(2) of the NASDAQ listing rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. In accordance with Rule 5605(e)(1)(A) of the NASDAQ listing rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our Initial Business Combination, the board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

CODE OF ETHICS

We will have adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our form of Code of Ethics and our audit committee charter. You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

After the completion of our Initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the Initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our Initial Business Combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this annual report, and as adjusted to reflect the sale of our common stock included in the units offered by this prospectus, and assuming no purchase of units in the Initial Public Offering, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 25,000,000 shares of our Class A common stock, which includes Class A common stock underlying the units sold in our Initial Public Offering, and 6,250,000 shares of our Class F common stock outstanding as of March 20, 2020. Voting power represents the combined voting power of Class A common stock and Class F common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class F common stock vote together as a single class. Currently, all of the shares of Class F common stock are convertible into shares of Class A common stock on a one-for-one basis. The table below does not include the shares of Class A common stock underlying the Private Placement Warrants held or to be held by our officers or Sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class F Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
CFI Sponsor LLC (our sponsor)(2)(3)	-	-	6,175,000	98.8%	19.8%
Mark Attanasio	-	-	6,175,000	98.8%	19.8%
Robert D. Beyer	-	-	6,175,000	98.8%	19.8%
Jean-Marc Chapus	-	-	6,175,000	98.8%	19.8%
Todd M. Purdy	-	-	6,175,000	98.8%	19.8%
Christopher G. Wright	-	-	-	-	-
Al Hassanein	-	-	-	-	-
George P. Hawley	-	-	-	-	-
Sandra V. Naftzger	-	-	-	-	-
Kathleen S. Briscoe(2)	-	-	25,000	*	*
John J. Gauthier(2)	-	-	25,000	*	*
Jason D. Turner(2)	-	-	25,000	*	*
HGC Investment Management Inc.(4)	2,004,504	8.0%	-	-	6.4%
Polar Asset Management Partners Inc.(5)	2,000,000	8.0%	-	-	6.4%
Magnetar Financial LLC(6)	1,750,000	7.0%	-	-	5.6%
Karpus Investment Management(7)	1,269,325	5.1%	-	-	4.1%
All directors and executive officers as a group (10 individuals)	-	-	6,250,000	100.0%	20.0%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 11100 Santa Monica Boulevard, Suite 2000, Los Angeles, CA 90025.
(2)

Interests shown consist solely of Founder Shares. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment.

(3)

CFI Sponsor LLC is the record holder of the shares reported herein. Crescent Capital Group LP, Beyer Family Interests LLC and TSJD Family LLC are managing members of CFI Sponsor LLC. Messrs. Attanasio and Chapus are the managing members of Crescent Capital Group LP. Mr. Beyer is a managing member of Beyer Family Interests LLC. Mr. Purdy is a managing member of TSJD Family LLC. As such, they may be deemed to have or share beneficial ownership of the Class F Common Stock held directly by CFI Sponsor LLC. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)

According to a Schedule 13G filed with the SEC on February 14, 2020, HGC Investment Management Inc. serves as the investment manager to HGC Arbitrage Fund LP. HGC Investment Management Inc. has voting and dispositive power with regard to the 2,004,504 shares of the Company and their business address is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada.

(5)

According to a Schedule 13G filed with the SEC on February 10, 2020, Polar Asset Management Partners Inc. serves as the investment manager to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company and certain managed accounts. Polar Asset Management Partners Inc. has voting and dispositive power with regard to the 2,000,000 shares of the Company and their business address is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(6)

According to a Schedule 13G filed with the SEC on February 13, 2020, Magnetar Financial LLC, a Delaware limited liability company (“Magnetar Financial”) shares voting and dispositive power with Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz with regard to the 1,750,000 shares of the Company. These shares are held for Magnetar Constellation Master Fund, Ltd, Magnetar Constellation Fund II, Ltd, Magnetar Xing He Master Fund Ltd, Magnetar SC Fund Ltd, and Magnetar Capital Master Fund Ltd, all Cayman Islands exempted companies, collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the common Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners LP serves as the sole member and parent holding company of Magnetar Financial. Supernova Management LLC is the general partner of Magnetar Capital Partners LP. The manager of Supernova Management LLC is Alec N. Litowitz. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(7)

According to a Schedule 13G filed with the SEC on February 14, 2020, Karpus Investment Management serves as an investment manager and has voting and dispositive power with regard to the 1,269,325 shares of the Company and their business address is 183 Sully's Trail, Pittsford, New York 14534.

Changes in Control

None.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

On November 29, 2017, the Sponsor purchased 8,625,000 Founder Shares for $25,000. In January 2018, the Sponsor surrendered 1,437,500 Founder Shares to the Company for no consideration, resulting in an aggregate of 7,187,500 Founder Shares outstanding. Up to 937,500 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters within 45 days from the effective date of the registration statement, March 7, 2019. In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 937,500 shares of Class F common stock, resulting in an aggregate of 6,250,000 Founder Shares outstanding.

Our Sponsor purchased an aggregate of 7,000,000 Private Placement Warrants at a price of $1.00 per warrant ($7,000,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Private Placement Warrants may be exercised only for a whole number of shares. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our Initial Business Combination.

We have entered into a forward purchase agreement pursuant to which Crescent, in its capacity as investment advisor on behalf of one or more Crescent Funds, has committed on behalf of the Crescent Funds, to purchase, subject to the terms and conditions set forth in such agreement as described below, an aggregate of 5,000,000 forward purchase units, consisting of the forward purchase shares and the forward purchase warrants, for $10.00 per unit, or an aggregate amount of $50,000,000, in a private placement that will close simultaneously with the closing of our Initial Business Combination. Crescent will determine prior to the announcement of our Initial Business Combination the particular Crescent Fund or Funds, if any, the Crescent Fund Purchasers. The sale of these forward purchase units will, if the relevant conditions are satisfied, result in gross proceeds to us necessary to enable us to consummate our Initial Business Combination and pay related fees and expenses, after first applying amounts available to us from the Trust Account (after paying the deferred underwriting discount and giving effect to any redemptions of public shares), plus any additional amounts to be retained by the post-business combination company for working capital or other purposes. To the extent that we obtain alternative financing to fund our Initial Business Combination, the aggregate commitment under the forward purchase agreement will be reduced by the amount of such alternative financing. Crescent will allocate the obligation to purchase the forward purchase units to a Crescent Fund if and only if, as applicable: (i) the investment has been approved by the investment committee, board of directors and/or limited partner advisory board of such Crescent Fund; and (ii) the Initial Business Combination shall be consummated with a company engaged in a business that is within the investment objectives, guidelines and restrictions of such Crescent Fund and not in violation of any conflicts of interest provisions applicable to such Crescent Fund or Crescent.

Crescent will not be committed or obligated to purchase any forward purchase units if none of the Crescent Funds are able to purchase any forward purchase units due to the conditions described above, unless Crescent expressly agrees in writing to do so. The obligations of the Crescent Fund Purchasers to purchase forward purchase units are, among other things, conditioned on a requirement that such Initial Business Combination is approved by a unanimous vote of our board of directors.

The forward purchase warrants will have the same terms as the Private Placement Warrants so long as they are held by a Crescent Fund Purchaser or its permitted transferees, and the forward purchase shares will be identical to the shares of Class A common stock included in the units sold in the Initial Public Offering, except the forward purchase shares will be subject to transfer restrictions and certain registration rights, as described herein. Any forward purchase warrant held by a holder other than a Crescent Fund Purchaser or its permitted transferees will have the same terms as the warrants included in the units sold in the Initial Public Offering.

A Crescent Fund Purchaser will have the right to transfer all or a portion of its obligation to purchase, and, in lieu of allocating to a Crescent Fund, Crescent may assign all or a portion of the obligation to purchase, the forward purchase units to one or more third parties, subject to compliance with applicable securities laws. In such event, such Crescent Fund Purchaser’s commitment will be reduced by the amount to be purchased by its transferee. To the extent Crescent assigns all or a portion of the obligation to purchase the forward purchase units to one or more third parties, the aggregate commitment of Crescent Fund Purchasers will be reduced by the amount to be purchased by such third party or parties.

The forward purchase agreement also provides that the Crescent Fund Purchasers and any of their permitted transferees will be entitled to certain registration rights with respect to their forward purchase shares, including the Class A common stock underlying their forward purchase warrants. The forward commitment of Crescent, on behalf of the Crescent Funds, to purchase securities pursuant to the forward purchase agreement is intended to provide us with a minimum funding level for our Initial Business Combination. The proceeds from the sale of the forward purchase units may be used as part of the consideration to the sellers in the Initial Business Combination, expenses in connection with our Initial Business Combination or for working capital in the post-business combination company. Subject to the conditions in the forward purchase agreement, the purchase of the forward purchase units will be binding obligations of the Crescent Fund Purchasers, regardless of whether any shares of Class A common stock are redeemed by our public stockholders in connection with our Initial Business Combination.

We entered into an Administrative Services Agreement pursuant to which we pay an affiliate of our Sponsor a total of $10,000 per month, for up to 24 months, for office space, utilities, administrative and support services. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our Initial Business Combination takes the maximum 24 months, an affiliate of our Sponsor will be paid a total of $240,000 ($10,000 per month) for office space, utilities, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our Sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On November 21, 2017, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a Note. This Note was amended and restated on November 6, 2018. This Note was non-interest bearing and payable on the earlier of December 31, 2019 or the closing of the Initial Public Offering. On March 13, 2019, the Note balance of $300,000 was repaid in full.

In addition, in order to finance transaction costs in connection with an intended Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our Initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our Initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our Initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

Item 14. Principal Accountant Fees and Services

Fees for professional services provided by our independent registered public accounting firm are as follows:

	For the years ended December 31,
	2019	2018
Audit fees(1)	$52,530	$36,585
Audit-related fees(2)	-	-
Tax fees(3)	4,635	4,635
All other fees(4)	-	-
Total	$57,165	$41,220

(1)

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent register public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our independent registered public accounting firm, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report:

1.	Financial Statements—See the Index to Financial Statements on Page F-1.

2.

Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.	Exhibits.

Exhibit No.	Description of Exhibits

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

Item 16. Form 10-K Summary

None.

CRESCENT ACQUISITION CORP

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Crescent Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crescent Acquisition Corp (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by the close of business on March 12, 2021, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2017.

New York, New York

March 20, 2020

CRESCENT ACQUISITION CORP

BALANCE SHEETS

	As of December 31,
	2019	2018
Assets
Current assets:
Cash	$1,126,200	$44,896
Prepaid expenses	108,675	-
Total current assets	1,234,875	44,896
Deferred offering costs	-	478,104
Cash and investments held in Trust Account	253,569,459	-
Total assets	$254,804,334	$523,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$326,401	$242,741
Accrued franchise and income taxes	491,781	-
Advance from related party	121,694	-
Note payable - related party	-	262,880
Total current liabilities	939,876	505,621
Deferred underwriting fee payable	8,750,000	-
Total liabilities	9,689,876	505,621
Commitments and Contingencies
Class A common stock subject to possible redemption, 24,011,445 and -0- shares at redemption value of approximately $10.00 per share as of December 31, 2019 and 2018, respectively	240,114,450	-
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 988,555 and -0- shares issued and outstanding (excluding 24,011,445 and -0- shares subject to possible redemption) as of December 31, 2019 and 2018, respectively	99	-
Class F common stock, $0.0001 par value; 25,000,000 shares authorized; 6,250,000 and 7,187,500 shares issued and outstanding as of December 31, 2019 and 2018, respectively	625	719
Additional paid-in capital	2,256,679	24,281
Retained earnings (accumulated deficit)	2,742,605	(7,621)
Total stockholders’ equity	5,000,008	17,379
Total liabilities and stockholders’ equity	$254,804,334	$523,000

See accompanying notes to financial statements.

CRESCENT ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2019	2018
Revenues	$-	$-
Formation costs	-	(6,621)
General and administrative expenses	(526,625)	-
Loss from operations	(526,625)	(6,621)
Interest income on Trust Account	4,472,458	-
Income (loss) before income taxes	3,945,833	(6,621)
Provision for income taxes	(1,195,607)	-
Net income (loss)	$2,750,226	$(6,621)
Net income (loss) per share information:
Weighted average Class A common stock outstanding (basic and diluted):	25,000,000	-
Net income per Class A common stock (basic and diluted):	$0.12	$-
Weighted average Class F common stock outstanding (basic and diluted)(1):	6,250,000	6,250,000
Net loss per Class F common stock (basic and diluted)	$(0.05)	$(0.00)

(1)	This number excludes 937,500 shares forfeited as the over-allotment option was not exercised in full or in part by the underwriter.

See accompanying notes to financial statements.

Crescent Acquisition Corp

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class F		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2017	-	$-	7,187,500	$719	$24,281	$(1,000)	$24,000
Net loss	-	-	-	-	-	(6,621)	(6,621)
Balance at December 31, 2018	-	$-	7,187,500	$719	$24,281	$(7,621)	$17,379
Sale of units in Initial Public Offering	25,000,000	2,500	-	-	249,997,500	-	250,000,000
Underwriters’ fees and offering expenses	-	-	-	-	(14,653,147)	-	(14,653,147)
Sale of Private Placement Warrants	-	-	-	-	7,000,000	-	7,000,000
Forfeited Class F common stock by Sponsor	-	-	(937,500)	(94)	94	-	-
Class A common stock subject to possible redemption	(24,011,445)	(2,401)	-	-	(240,112,049)	-	(240,114,450)
Net income	-	-	-	-		2,750,226	2,750,226
Balance at December 31, 2019	988,555	$99	6,250,000	$625	$2,256,679	$2,742,605	$5,000,008

See accompanying notes to financial statements.

Crescent Acquisition Corp

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$2,750,226	$(6,621)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on securities held in Trust Account	(4,472,458)	-
Changes in operating assets and liabilities:
Prepaid expenses	(108,675)	-
Deferred offering costs	-	(76,564)
Accounts payable and accrued expenses	83,660	(102,549)
Accrued franchise and income taxes	491,781	-
Net cash used in operating activities	(1,255,466)	(185,734)
Cash Flows from Investing Activities
Investment of cash in Trust Account	(250,000,000)	-
Interest income released from Trust Account to pay taxes	903,000	-
Net cash used in investing activities	(249,097,000)	-
Cash Flows from Financing Activities
Proceeds from sale of units in Initial Public Offering	250,000,000	-
Proceeds from sale of Private Placement Warrants	7,000,000	-
Advances from related party	454,757	-
Repayment of advances from related party	(333,063)	-
Proceeds from note payable - related party	37,120	162,880
Repayment of note payable - related party	(300,000)	-
Payment of offering costs	(5,425,044)	-
Net cash provided by financing activities	251,433,770	162,880
Net increase (decrease) in cash	1,081,304	(22,854)
Cash—beginning of the year	44,896	67,750
Cash—end of the year	$1,126,200	$44,896
Supplemental disclosure of non-cash activities:
Deferred offering costs included in accrued expenses	$-	$242,741
Deferred underwriting fee payable charged to additional paid-in capital in connection with the Initial Public Offering	$8,750,000	$-
Deferred offering costs charged to additional paid-in capital upon completion of the Initial Public Offering	$478,104	$-
Forfeiture of shares of Class F common stock	$94	$-
Class A common stock subject to possible redemption	$240,114,450	$-
Supplemental cash flow disclosure:
Cash paid for taxes	$903,000	$-

See accompanying notes to financial statements.

Crescent Acquisition Corp

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

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

As of December 31, 2019, the Company had not yet commenced operations. All activity for the period from November 17, 2017 (inception) through December 31, 2019 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, a search for a business combination as described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

Sponsor and Financing

The Company’s Sponsor is CFI Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2019. On March 12, 2019, the Company consummated the Initial Public Offering of 25,000,000 units (“Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000 (see Note 3) and incurring offering costs of approximately $14,650,000, consisting principally of underwriter discounts of $13,750,000 (including $8,750,000 of which payment is deferred) and approximately $900,000 of other offering costs. The Company intends to finance its Initial Business Combination with proceeds from the $250,000,000 Initial Public Offering of Units and a $7,000,000 private placement (see Note 4). Upon the closing of the Initial Public Offering and the private placement, $250,000,000 was placed in a trust account (the “Trust Account”).

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares sold in the Initial Public Offering that have been properly submitted in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such Public Shares if it does not complete the Initial Business Combination within 24 months (by March 12, 2021) from the closing of the Initial Public Offering; or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months (by March 12, 2021) from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 24 months (by March 12, 2021) from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors will enter into a letter agreement with the Company, pursuant to which they will agree to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months (by March 12, 2021) of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Going Concern Consideration

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2019, the Company had $1,126,200 available to us outside the Trust Account to fund our working capital requirements, $3,569,459 of investment income held in the Trust Account available to be released to pay for franchise and income taxes and working capital of $294,999. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

Prior to the completion of our Initial Public Offering, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares (as defined below) to our Sponsor, $300,000 in note payable and $118,323 in advances from an affiliate of the Sponsor. The Company fully repaid these borrowings and advances from the Sponsor and related parties.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained in this report do not include any adjustments that might result from our inability to continue as a going concern, should the Company be required to liquidate after March 12, 2021.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with United States generally accepted accounting principles (“GAAP”). The financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented.

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

The Company’s statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted, for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $4,472,458 and $0, net of applicable income and franchise taxes of $1,395,607 and $0, by the weighted average number of shares of Class A common stock outstanding of 25,000,000 for the years ended December 31, 2019 and 2018, respectively. Net loss per share, basic and diluted, for Class F common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class F common stock outstanding for the period.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2019 and 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC 480. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock will be affected by charges against additional paid-in capital. Accordingly, as of December 31, 2019 and 2018, 24,011,445 and 0, respectively, of the 25,000,000 Public Shares were classified outside of permanent equity.

Recent Accounting Pronouncements

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements would have a material effect on the Company’s financial statements.

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

4. Related Party Transactions

Founder Shares

On November 29, 2017, the Sponsor purchased 8,625,000 shares of Class F common stock (“Founder Shares”) for $25,000. In January 2018, the Sponsor surrendered 1,437,500 Founder Shares to the Company for no consideration, resulting in an aggregate of 7,187,500 Founder Shares outstanding. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares are shares of Class F common stock which automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Up to 937,500 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters within 45 days from the effective date of the registration statement, March 7, 2019. In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 937,500 shares of Class F common stock, resulting in an aggregate of 6,250,000 Founder Shares outstanding.

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

Private Placement Warrants

The Sponsor purchased an aggregate of 7,000,000 Private Placement Warrants at a price of $1.00 per warrant for an aggregate purchase price of $7,000,000 in a private placement that occurred simultaneously with the closing of the Initial Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of equity or equity-linked securities). $5,000,000 of the proceeds of the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account such that, at the closing of the Initial Public Offering, $250,000,000 was held in the Trust Account. If the Initial Business Combination is not completed within 24 months (by March 12, 2021) from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Forward Purchase Agreement

On February 26, 2019, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) pursuant to which Crescent Capital Group LP (“Crescent”), in its capacity as investment advisor on behalf of one or more investment funds or accounts managed by Crescent and its affiliates (such funds or accounts, the “Crescent Funds”), has committed on behalf of the Crescent Funds, to purchase, subject to the terms and conditions set forth the Forward Purchase Agreement, including obtaining fund-level approvals by the relevant investment committee and/or other governing body of such funds, an aggregate of 5,000,000 forward purchase units (the “Forward Purchase Units”), each consisting of one share of the Company’s Class A common stock (such shares of Class A common stock to be issued pursuant to the Forward Purchase Agreement, the “Forward Purchase Shares”) and one-third of one warrant to purchase one share of the Company’s Class A common stock (such warrants to be issued pursuant to the Forward Purchase Agreement, the “Forward Purchase Warrants”), for $10.00 per unit, or an aggregate amount of $50,000,000, in a private placement that will close simultaneously with the closing of the Initial Business Combination. The Forward Purchase Warrants will have the same terms as the Private Placement Warrants so long as they are held by a Crescent Fund purchasing the Forward Purchase Units (such Crescent Fund, the “Crescent Fund Purchaser”) or its permitted transferees, and the Forward Purchase Shares will be identical to the Public Shares sold in the Initial Public Offering, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights. Any Forward Purchase Warrant held by a holder other than a Crescent Fund Purchaser or its permitted transferees will have the same terms as the Warrants included in the Units sold in the Initial Public Offering.

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

Related Party Loans and Advances

On November 21, 2017, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the ‘‘Note’’). This Note was amended and restated on November 6, 2018. This Note was non-interest bearing and payable on the earlier of December 31, 2019 or the closing of the Initial Public Offering. On March 13, 2019, the Note balance of $300,000 was repaid in full.

Crescent advanced the Company an aggregate of $118,323 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. On March 13, 2019, these advances were repaid in full.

An affiliate of the Company paid administrative expenses for an aggregate of $454,757, of which $333,063 was repaid, for a net of $121,694, which is reflected in the accompanying balance sheets as of December 31, 2019. These amounts are due on demand and are non-interest bearing.

Administrative Support Agreement

On March 7, 2019, the Company entered into an agreement to pay $10,000 a month for office space, utilities, administrative and support services to an affiliate of the Sponsor and will terminate the agreement upon the earlier of an Initial Business Combination or the liquidation of the Company. For the years ended December 31, 2019 and 2018, the Company incurred expenses of $98,065 and $0, respectively, which are included in general and administrative expenses on the statements of operations, of which $60,000 and $0 was payable as of December 31, 2019 and 2018, respectively, and included in accounts payable and accrued expenses on the accompanying balance sheets.

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

As of December 31, 2019 and 2018, there were 988,555 and 0, respectively, of Class A common stock issued or outstanding, excluding 24,011,445 and 0, respectively, shares of Class A common stock subject to possible redemption.

As of December 31, 2019 and 2018, there were 6,250,000 and 7,187,500, respectively, shares of Class F common stock issued and outstanding. In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 937,500 shares of Class F common stock.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

6. Fair Value Measurements

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The Company follows the guidance in FASB ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The gross holding gains and fair value of held-to-maturity securities as of December 31, 2019 are as follows:

Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value
U.S Treasury Securities (Mature 3/12/2020)	$253,551,083	$6,361	$253,557,444

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

As of December 31, 2019, assets held in the Trust Account were comprised of $18,376 in cash and $253,551,083 in U.S. Treasury bills and are classified as Level 1 securities. As of December 31, 2018, no assets were held in the Trust Account.

7. Income Taxes

The income tax provision consists of the following:

	For the years ended December 31,
	2019	2018
Current
Federal	$817,897	$-
State	377,710	-
Deferred
Federal	(68,511)	(1,385)
State	-	-
Change in valuation allowance	68,511	1,385
Income tax provision expense	$1,195,607	$-

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2019	2018
Deferred tax assets:
Startup/organizational costs	$70,106	$1,595
Valuation allowance	(70,106)	(1,595)
Deferred tax assets, net of allowance	$-	$-

As of December 31, 2019 and 2018, the Company had a deferred tax asset of $70,106 and $1,595, respectively, which had a full valuation allowance recorded against it.

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered to be start-up costs and are not currently deductible. During the years ended December 31, 2019 and 2018, the Company recorded income tax expense of $1,195,607 and $0, respectively, primarily related to interest income earned on the Trust Account.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2019	2018
Statutory federal income tax rate	21.00%	- %
State taxes, net of federal tax benefit	7.56%	- %
Meals & entertainment	0.00%	- %
Valuation allowance	1.74%	- %
Effective tax rate	30.30%	- %

8. Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the financial statements. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crescent Acquisition Corp

Date: March 20, 2020	By:	/s/ Todd M. Purdy

Todd M. Purdy
Chief Executive Officer
(Principal Executive Officer)

Date: March 20, 2020	By:	/s/ Al Hassanein

Al Hassanein
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2020	By:	/s/ Todd M. Purdy

Todd M. Purdy
Chief Executive Officer, Director
(Principal Executive Officer)

Date: March 20, 2020	By:	/s/ Al Hassanein

Al Hassanein
Chief Financial Officer, Director
(Principal Financial and Accounting Officer)

Date: March 20, 2020	By:	/s/ Robert D. Beyer

Robert D. Beyer
Executive Chairman, Director

Date: March 20, 2020	By:	/s/ Jean-Marc Chapus

Jean-Marc Chapus
Chairman of the Board, Director