Form 10-Q
period 2020-03-31
Crescent Acquisition Corp
filed 2020-05-15
CIK 1723648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

As of May 15, 2020, the registrant had 25,000,000 of its Class A common stock, $0.0001 par value per share, and 6,250,000 of its Class F common stock, $0.0001 par value per share, outstanding.

CRESCENT ACQUISITION CORP

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Crescent Acquisition Corp

BALANCE SHEETS

	As of
	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$860,395	$1,126,200
Prepaid expenses	136,103	108,675
Total current assets	996,498	1,234,875
Cash and investments held in Trust Account	254,203,389	253,569,459
Total assets	$255,199,887	$254,804,334
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$240,876	$326,401
Accrued franchise and income taxes	561,174	491,781
Advance from related party	47,957	121,694
Total current liabilities	850,007	939,876
Deferred underwriting fee payable	8,750,000	8,750,000
Total liabilities	9,600,007	9,689,876
Commitments and Contingencies
Class A common stock subject to possible redemption, 24,059,987 and 24,011,445 shares at redemption value of approximately $10.00 per share as of March 31, 2020 and December 31, 2019, respectively	240,599,870	240,114,450
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 940,013 and 988,555 shares issued and outstanding (excluding 24,059,987 and 24,011,445 shares subject to possible redemption) as of March 31, 2020 and December 31, 2019, respectively	94	99
Class F common stock, $0.0001 par value; 25,000,000 shares authorized; 6,250,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	625	625
Additional paid-in capital	1,771,264	2,256,679
Retained earnings	3,228,027	2,742,605
Total stockholders’ equity	5,000,010	5,000,008
Total liabilities and stockholders’ equity	$255,199,887	$254,804,334

See accompanying notes to financial statements.

Crescent Acquisition Corp

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2020	2019
Revenues	$—	$—
General and administrative expenses	(129,118)	(85,743)
Loss from operations	(129,118)	(85,743)
Interest income on Trust Account	833,931	302,661
Income before income taxes	704,813	216,918
Provision for income taxes	(219,391)	(45,552)
Net income	$485,422	$171,366
Net income (loss) per share information:
Weighted average Class A common stock outstanding (basic and diluted)	25,000,000	25,000,000
Net income per Class A common stock (basic and diluted)	$0.02	$0.01
Weighted average Class F common stock outstanding (basic and diluted)	6,250,000	6,250,000
Net loss per Class F common stock (basic and diluted)	$(0.01)	$(0.01)

See accompanying notes to financial statements.

Crescent Acquisition Corp

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class F		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2018	—	$—	7,187,500	$719	$24,281	$(7,621)	$17,379
Sale of units in Initial Public Offering	25,000,000	2,500	—	—	249,997,500	—	250,000,000
Underwriters’ fees and offering expenses	—	—	—	—	(14,653,147)	—	(14,653,147)
Sale of Private Placement Warrants	—	—	—	—	7,000,000	—	7,000,000
Class A common stock subject to possible redemption	(23,753,559)	(2,375)	—	—	(237,533,215)	—	(237,535,590)
Net income	—	—	—	—	—	171,366	171,366
Balance at March 31, 2019	1,246,441	$125	7,187,500	$719	$4,835,419	$163,745	$5,000,008

	Common Stock				Additional		Total
	Class A		Class F		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2019	988,555	$99	6,250,000	$625	$2,256,679	$2,742,605	$5,000,008
Class A common stock subject to possible redemption	(48,542)	(5)	—	—	(485,415)	—	(485,420)
Net income	—	—	—	—	—	485,422	485,422
Balance at March 31, 2020	940,013	$94	6,250,000	$625	$1,771,264	$3,228,027	$5,000,010

See accompanying notes to financial statements.

Crescent Acquisition Corp

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$485,422	$171,366
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Interest earned on securities held in Trust Account	(833,931)	(302,661)
Changes in operating assets and liabilities:
Prepaid expenses	(27,428)	(165,353)
Accounts payable and accrued expenses	(85,525)	440,551
Accrued franchise and income taxes	69,393	95,552
Net cash (used in) provided by operating activities	(392,069)	239,455
Cash Flows from Investing Activities
Investment of cash in Trust Account	—	(250,000,000)
Interest income released from Trust Account to pay taxes	200,000	—
Net cash provided by (used in) investing activities	200,000	(250,000,000)
Cash Flows from Financing Activities
Proceeds from sale of units in Initial Public Offering	—	250,000,000
Proceeds from sale of Private Placement Warrants	—	7,000,000
Advances from related party	47,956	148,467
Repayment of advances from related party	(121,692)	(118,323)
Proceeds from note payable - related party	—	37,120
Repayment of note payable - related party	—	(300,000)
Payment of offering costs	—	(5,425,042)
Net cash (used in) provided by financing activities	(73,736)	251,342,222
Net (decrease) increase in cash	(265,805)	1,581,677
Cash—beginning of the period	1,126,200	44,896
Cash—end of the period	$860,395	$1,626,573
Supplemental disclosure of non-cash activities:
Deferred underwriting fee payable charged to additional paid-in capital in connection with the Initial Public Offering	$—	$8,750,000
Deferred offering costs charged to additional paid-in capital upon completion of the Initial Public Offering	$—	$478,104
Class A common stock subject to possible redemption	$485,420	$237,535,590

See accompanying notes to financial statements.

Crescent Acquisition Corp

NOTES TO FINANCIAL STATEMENTS

March 31, 2020 (Unaudited)

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

As of March 31, 2020, the Company had not yet commenced operations. All activity for the period from November 17, 2017 (inception) through March 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, a search for a business combination as described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Trust Account

Funds from the Initial Public Offering have been placed in the Trust Account. The proceeds held in the Trust Account will be invested only in U.S. Treasury obligations with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and that invest only in direct U.S. Treasury obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

Going Concern Consideration

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2020, the Company had $860,395 available to us outside the Trust Account to fund our working capital requirements, $4,203,389 of investment income held in the Trust Account available to be released to pay for franchise and income taxes and working capital of $146,491. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

Prior to the completion of our Initial Public Offering, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares (as defined below) to our Sponsor, $300,000 in note payable and $118,323 in advances from an affiliate of the Sponsor. The Company fully repaid these borrowings and advances from the Sponsor and related parties.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained in this report do not include any adjustments that might result from our inability to continue as a going concern, should the Company be required to liquidate after March 12, 2021.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020. These accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 20, 2020.

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

The Company’s accompanying statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. For the three months ended March 31, 2020 and 2019, net income per share, basic and diluted, for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $833,931 and $302,661, respectively, net of applicable income and franchise taxes of $269,391 and $95,552, respectively, by the weighted average number of shares of Class A common stock outstanding of 25,000,000. Net loss per share, basic and diluted, for Class F common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class F common stock outstanding for the period.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of March 31, 2020 and December 31, 2019, there were no unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2020 and December 31, 2019, no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of March 31, 2020 and December 31, 2019, the Company had deferred tax assets of $86,683 and $70,106, respectively, which had a full valuation allowance recorded against it.

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered to be start-up costs and are not currently deductible. During the three months ended March 31, 2020 and 2019, the Company recorded income tax expense of $219,391 and $45,552, respectively, primarily related to interest income earned on the Trust Account. For the three months ended March 31, 2020 and 2019, the Company’s effective tax rate was 31.13% and 21.00%, respectively, which differs from the expected income tax rate due to the start-up costs which are not currently deductible.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock will be affected by charges against additional paid-in capital. Accordingly, as of March 31, 2020 and December 31, 2019, 24,059,987 and 24,011,445, respectively, of the 25,000,000 Public Shares were classified outside of permanent equity.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s accompanying financial statements.

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

4. Related Party Transactions

Founder Shares

On November 29, 2017, the Sponsor purchased 8,625,000 shares of Class F common stock (“Founder Shares”) for $25,000. In January 2018, the Sponsor surrendered 1,437,500 Founder Shares to the Company for no consideration, resulting in an aggregate of 7,187,500 Founder Shares outstanding. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares are shares of Class F common stock which automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Up to 937,500 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters within 45 days from the effective date of the registration statement, March 7, 2019. In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 937,500 shares of Class F common stock, resulting in an aggregate of 6,250,000 Founder Shares outstanding as of March 31, 2020.

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

As of March 31, 2020 and December 31, 2019, an affiliate of the Company paid administrative expenses for an aggregate of $502,712 and $454,757, respectively, of which $454,755 and $333,063, respectively, was repaid, for a net of $47,957 and $121,694, respectively, which is reflected in the accompanying balance sheets. These amounts are due on demand and are non-interest bearing.

Administrative Support Agreement

On March 7, 2019, the Company entered into an agreement to pay $10,000 a month for office space, utilities, administrative and support services to an affiliate of the Sponsor and will terminate the agreement upon the earlier of an Initial Business Combination or the liquidation of the Company. For the three months ended March 31, 2020 and 2019, the Company incurred expenses of $30,000 and $8,064, respectively, which are included in general and administrative expenses on the accompanying statements of operations, of which $30,000 and $8,064 were payable as of March 31, 2020 and 2019, respectively, and included in accounts payable and accrued expenses on the accompanying balance sheets.

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

As of March 31, 2020 and December 31, 2019, there were 940,013 and 988,555, respectively, of Class A common stock issued and outstanding, excluding 24,059,987 and 24,011,445, respectively, shares of Class A common stock subject to possible redemption.

As of March 31, 2020 and December 31, 2019, there were 6,250,000 shares of Class F common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

The Company did not have any held-to-maturity securities as of March 31, 2020. The gross holding gains and fair value of held-to-maturity securities as of December 31, 2019 are as follows:

Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value
U.S Treasury Securities (Matured 3/12/2020)	$253,551,083	$6,361	$253,557,444

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

As of March 31, 2020, assets held in the Trust Account were comprised of $254,203,389 in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government obligations. As of December 31, 2019, assets held in the Trust Account were comprised of $253,551,083 in U.S. Treasury bills and $18,376 in cash. Cash, money market funds and U.S. Treasury bills are classified as Level 1 securities.

As of March 31, 2020 and December 31, 2019, there were no changes in Levels 1, 2 and 3.

7. Risks and Uncertainties

On March 11, 2020, the World Health Organization officially declared the outbreak of the novel coronavirus (“COVID-19”) a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate an Initial Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete an Initial Business Combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an Initial Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate an Initial Business Combination, or the operations of a target business with which we ultimately consummate an Initial Business Combination, may be materially adversely affected.

8. Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the financial statements. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the accompanying financial statements and notes thereto appearing elsewhere in this report. Except where the context otherwise requires, all references in this Quarterly Report to the “Company”, “we”, “us”, “our” or similar words or phrases are to Crescent Acquisition Corp, a Delaware company, and references to the “Sponsor” refer to CFI Sponsor, LLC, a Delaware limited liability company.

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

OVERVIEW

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). We intend to effectuate our Initial Business Combination using cash from the proceeds of our initial public offering (“Initial Public Offering”) and the sale of the aggregate 7,000,000 private placement warrants which the Sponsor purchased at a price of $1.00 per warrant for an aggregate purchase price of $7,000,000 in a private placement that occurred simultaneously with the closing of the Initial Public Offering (the “Private Placement Warrants”) and the forward purchase securities, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination, including the forward purchase securities:

•

may significantly dilute the equity interest of investors in our Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Founder Shares (as defined below) resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Founder Shares (as defined below);

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

As indicated in the accompanying financial statements, we had cash of $860,395 as of March 31, 2020. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure that our plans to raise capital or to complete our Initial Business Combination will be successful.

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

On March 11, 2020, the World Health Organization officially declared the outbreak of the novel coronavirus (“COVID-19”) a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate an Initial Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete an Initial Business Combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an Initial Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate an Initial Business Combination, or the operations of a target business with which we ultimately consummate an Initial Business Combination, may be materially adversely affected.

Included in general and administrative expenses on the accompanying statements of operations, during the three months ended March 31, 2020 and 2019, our principal operating expenses included $36,177 and $23,530, respectively, for the professional, insurance and listing costs associated with our public reporting, $50,000 and $50,000, respectively, in franchise taxes, $12,941 and $4,149, respectively, in consulting and travel costs associated with our search for a business combination candidate and $30,000 and $8,064, respectively, in administrative fees to our Sponsor. Further, during the three months ended March 31, 2020 and 2019, the Company generated $749,420 and $302,661, respectively, of interest income on the U.S. Treasury bills in a trust account (the “Trust Account”). During the three months ended March 31, 2020, the Company generated $84,511 of interest income in the money market funds, meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government obligations, in the Trust Account. Such interest income is currently taxable and results in a provision for income taxes of $219,391 and $45,552 during the three months ended March 31, 2020 and 2019, respectively, since the majority of our operating expenses are considered start-up costs and are not currently deductible. The Company will periodically withdraw funds from the Trust Account to fund the payment of income and franchise taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

Prior to the completion of our Initial Public Offering, our liquidity needs were satisfied through receipt of $25,000 from the sale of the 8,625,000 shares of Class F common stock (“Founder Shares”) to our Sponsor, $300,000 in note payable and $118,323 in advances from an affiliate of the Sponsor.

The net proceeds from (i) the sale of the 25,000,000 units (“Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”) in our Initial Public Offering, after deducting offering expenses of approximately $900,000 and underwriting commissions of $5,000,000 (excluding deferred underwriting fees of $8,750,000), and (ii) the sale of the Private Placement Warrants for a purchase price of $7,000,000, are approximately $251,100,000. Of this amount, $250,000,000 were placed in the Trust Account, which includes up to $8,750,000 of deferred underwriting fees. The remaining approximately $1,100,000 was available to us for working capital and is not held in the Trust Account.

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

As of March 31, 2020 and December 31, 2019, we had available to us $860,395 and $1,126,200, respectively, of cash held outside the Trust Account as well as certain amounts we may draw from the Trust Account to fund our taxes (as described above). We believe that such sources of liquidity are adequate to fund our operations for at least the next 12 months. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay our professional and other costs of being a public company and pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes. We do not expect to have any capital expenditures during 2020, except as may be incurred in connection with our Initial Business Combination.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

In addition to the discussion below, our critical accounting policies are further described in Note 2. Summary of Significant Accounting Policies to our accompanying financial statements.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board Accounting Standards Codification 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock will be affected by charges against additional paid-in capital. Accordingly, as of March 31, 2020 and December 31, 2019, 24,059,987 and 24,011,445, respectively, of the 25,000,000 Public Shares were classified outside of permanent equity.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Section 4(a)(2) of the Securities Act of 1933 registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The

Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

New Accounting Standards

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on November 17, 2017 for the purpose of effecting an Initial Business Combination. As of March 31, 2020, we had not commenced any operations or generated any revenues. All activity through March 31, 2020 relates to our formation and our Initial Public Offering and subsequent to the Initial Public Offering, efforts have been directed toward locating and completing a suitable Initial Business Combination. Net proceeds of $250,000,000 from the Initial Public Offering and the private placement that closed in March 2019 were deposited into a Trust Account that invests solely in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government obligations. As of March 31, 2020, there was $254,203,389 in the Trust Account. We have not engaged in any hedging activities since our incorporation. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)    Exhibits.

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Acquisition Corp

Date: May 15, 2020	By:	/s/ Todd M. Purdy

Todd M. Purdy
Chief Executive Officer

Date: May 15, 2020	By:	/s/ Al Hassanein

Al Hassanein
Chief Financial Officer