Form 10-Q
period 2020-06-30
Crescent Acquisition Corp
filed 2020-08-14
CIK 1723648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable Warrant	CRSAU	The NASDAQ Stock Market LLC
Class A common stock, $0.0001 par value per share	CRSA	The NASDAQ Stock Market LLC
Redeemable Warrants, each whole Warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CRSAW	The NASDAQ Stock Market LLC

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

As of August 14, 2020, the registrant had 25,000,000 of its Class A common stock, $0.0001 par value per share, and 6,250,000 of its Class F common stock, $0.0001 par value per share, outstanding.

CRESCENT ACQUISITION CORP

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Crescent Acquisition Corp

CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$1,201,204	$1,126,200
Prepaid expenses	106,372	108,675
Total current assets	1,307,576	1,234,875
Cash and investments held in Trust Account	253,759,138	253,569,459
Total assets	$255,066,714	$254,804,334
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$260,921	$326,401
Accrued franchise and income taxes	534,910	491,781
Advance from related party	50,740	121,694
Total current liabilities	846,571	939,876
Deferred underwriting fee payable	8,750,000	8,750,000
Total liabilities	9,596,571	9,689,876
Commitments and Contingencies
Class A common stock subject to possible redemption, 24,047,014 and 24,011,445 shares at redemption value of approximately $10.00 per share as of June 30, 2020 and December 31, 2019, respectively	240,470,140	240,114,450
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 952,986 and 988,555 shares issued and outstanding (excluding 24,047,014 and 24,011,445 shares subject to possible redemption) as of June 30, 2020 and December 31, 2019, respectively	95	99
Class F common stock, $0.0001 par value; 25,000,000 shares authorized; 6,250,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	625	625
Additional paid-in capital	1,900,993	2,256,679
Retained earnings	3,098,290	2,742,605
Total stockholders’ equity	5,000,003	5,000,008
Total liabilities and stockholders’ equity	$255,066,714	$254,804,334

See accompanying notes to consolidated financial statements.

Crescent Acquisition Corp

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—
General and administrative expenses	(189,350)	(160,880)	(318,467)	(246,623)
Loss from operations	(189,350)	(160,880)	(318,467)	(246,623)
Interest income on Trust Account	63,348	1,530,120	897,279	1,832,781
(Loss) income before income taxes	(126,002)	1,369,240	578,812	1,586,158
Provision for income taxes	(3,735)	(319,646)	(223,127)	(365,198)
Net (loss) income	$(129,737)	$1,049,594	$355,685	$1,220,960
Net income (loss) per share information:
Weighted average Class A common stock outstanding (basic and diluted)	25,000,000	25,000,000	25,000,000	25,000,000
Net income per Class A common stock (basic and diluted)	$0.00	$0.05	$0.02	$0.05
Weighted average Class F common stock outstanding (basic and diluted)	6,250,000	6,250,000	6,250,000	6,250,000
Net loss per Class F common stock (basic and diluted)	$(0.02)	$(0.02)	$(0.03)	$(0.02)

See accompanying notes to consolidated financial statements.

Crescent Acquisition Corp

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class F		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2018	—	$—	7,187,500	$719	$24,281	$(7,621)	$17,379
Sale of units in Initial Public Offering	25,000,000	2,500	—	—	249,997,500	—	250,000,000
Underwriters’ fees and offering expenses	—	—	—	—	(14,653,147)	—	(14,653,147)
Sale of Private Placement Warrants	—	—	—	—	7,000,000	—	7,000,000
Class A common stock subject to possible redemption	(23,753,559)	(2,375)	—	—	(237,533,215)	—	(237,535,590)
Net income	—	—	—	—	—	171,366	171,366
Balance at March 31, 2019	1,246,441	125	7,187,500	719	4,835,419	163,745	5,000,008
Forfeited Class F Common stock by Sponsor	—	—	(937,500)	(94)	94	—	—
Class A common stock subject to possible redemption	(104,960)	(11)	—	—	(1,049,589)	—	(1,049,600)
Net income	—	—	—	—	—	1,049,594	1,049,594
Balance at June 30, 2019	1,141,481	$114	6,250,000	$625	$3,785,924	$1,213,339	$5,000,002

	Common Stock				Additional		Total
	Class A		Class F		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2019	988,555	$99	6,250,000	$625	$2,256,679	$2,742,605	$5,000,008
Class A common stock subject to possible redemption	(48,542)	(5)	—	—	(485,415)	—	(485,420)
Net income	—	—	—	—	—	485,422	485,422
Balance at March 31, 2020	940,013	94	6,250,000	625	1,771,264	3,228,027	5,000,010
Class A common stock subject to possible redemption	12,973	1	—	—	129,729	—	129,730
Net loss	—	—	—	—	—	(129,737)	(129,737)
Balance at June 30, 2020	952,986	$95	6,250,000	$625	$1,900,993	$3,098,290	$5,000,003

See accompanying notes to consolidated financial statements.

Crescent Acquisition Corp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$355,685	$1,220,960
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on securities held in Trust Account	(897,279)	(1,832,781)
Changes in operating assets and liabilities:
Prepaid expenses	2,303	(174,626)
Accounts payable and accrued expenses	(65,480)	141,445
Accrued franchise and income taxes	43,129	338,080
Net cash used in operating activities	(561,642)	(306,922)
Cash Flows from Investing Activities
Investment of cash in Trust Account	—	(250,000,000)
Interest income released from Trust Account to pay taxes	707,600	—
Net cash provided by (used in) investing activities	707,600	(250,000,000)
Cash Flows from Financing Activities
Proceeds from sale of units in Initial Public Offering	—	250,000,000
Proceeds from sale of Private Placement Warrants	—	7,000,000
Advances from related party	98,695	204,320
Repayment of advances from related party	(169,649)	(118,323)
Proceeds from note payable - related party	—	37,120
Repayment of note payable - related party	—	(300,000)
Payment of offering costs	—	(5,425,043)
Net cash (used in) provided by financing activities	(70,954)	251,398,074
Net increase in cash	75,004	1,091,152
Cash—beginning of the period	1,126,200	44,896
Cash—end of the period	$1,201,204	$1,136,048
Supplemental disclosure of non-cash activities:
Deferred underwriting fee payable charged to additional paid-in capital in connection with the Initial Public Offering	$—	$8,750,000
Deferred offering costs charged to additional paid-in capital upon completion of the Initial Public Offering	$—	$478,104
Forfeiture of shares of Class F common stock	$—	$94
Class A common stock subject to possible redemption	$355,690	$238,585,190

See accompanying notes to consolidated financial statements.

Crescent Acquisition Corp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2020

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

As of June 30, 2020, the Company had not yet commenced operations. All activity for the period from November 17, 2017 (inception) through June 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, a search for a business combination as described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

See Note 8 included in these consolidated financial statements for additional information on the Initial Business Combination.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2020, the Company had $1,201,204 available to us outside the Trust Account to fund our working capital requirements, $3,759,138 of investment income held in the Trust Account available to be released to pay for franchise and income taxes and working capital of $461,005. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

Prior to the completion of our Initial Public Offering, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares (as defined below) to our Sponsor, $300,000 in a note payable and $118,323 in advances from an affiliate of the Sponsor. The Company fully repaid these borrowings and advances from the Sponsor and related parties.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements contained in this report do not include any adjustments that might result from our inability to continue as a going concern, should the Company be required to liquidate after March 12, 2021.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020. These accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 20, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Function Acquisition I Corp and Function Acquisition II LLC, since their formation. All material intercompany balances and transactions have been eliminated.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

The Company’s accompanying consolidated statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. For the three and six months ended June 30, 2020, net income per share, basic and diluted, for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $63,348 and $897,279, respectively, net of applicable income and franchise taxes of $53,735 and $323,127, respectively, by the weighted average number of shares of Class A common stock outstanding of 25,000,000. For the three and six months ended June 30, 2019, net income per share, basic and diluted, for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $1,530,120 and $1,832,781, respectively, net of applicable income and franchise taxes of $369,646 and $465,198, respectively, by the weighted average number of shares of Class A common stock outstanding of 25,000,000. Net loss per share, basic and diluted, for Class F common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class F common stock outstanding for the period.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of June 30, 2020 and December 31, 2019, there were no unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2020 and December 31, 2019, no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of June 30, 2020 and December 31, 2019, the Company had deferred tax assets of $154,505 and $70,106, respectively, which had a full valuation allowance recorded against it.

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered to be start-up costs and are not currently deductible. During the three and six months ended June 30, 2020, the Company recorded income tax expense of $3,735 and $223,127, respectively, primarily related to interest income earned on the Trust Account. During the three and six months ended June 30, 2019, the Company recorded income tax expense of $319,646 and $365,198, respectively, primarily related to interest income earned on the Trust Account. For the three and six months ended June 30, 2020, the Company’s effective tax rate was (2.96)% and 38.55%, respectively, which differs from the expected income tax rate due to the start-up costs which are not currently deductible. For the three and six months ended June 30, 2019, the Company’s effective tax rate was 23.34% and 23.02%, respectively, which differs from the expected income tax rate due to the start-up costs which are not currently deductible.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock will be affected by charges against additional paid-in capital. Accordingly, as of June 30, 2020 and December 31, 2019, 24,047,014 and 24,011,445, respectively, of the 25,000,000 Public Shares were classified outside of permanent equity.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s accompanying consolidated financial statements.

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

4. Related Party Transactions

Founder Shares

On November 29, 2017, the Sponsor purchased 8,625,000 shares of Class F common stock (“Founder Shares”) for $25,000. In January 2018, the Sponsor surrendered 1,437,500 Founder Shares to the Company for no consideration, resulting in an aggregate of 7,187,500 Founder Shares outstanding. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares are shares of Class F common stock which automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Up to 937,500 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters within 45 days from the effective date of the registration statement, March 7, 2019. In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 937,500 shares of Class F common stock, resulting in an aggregate of 6,250,000 Founder Shares outstanding as of June 30, 2020 and December 31, 2019.

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

As of June 30, 2020 and December 31, 2019, an affiliate of the Company paid administrative expenses for an aggregate of $553,453 and $454,757, respectively, of which $502,713 and $333,063, respectively, was repaid, for a net accrual of $50,740 and $121,694, respectively, which is reflected in the accompanying consolidated balance sheets. These amounts are due on demand and are non-interest bearing.

Administrative Support Agreement

On March 7, 2019, the Company entered into an agreement to pay $10,000 a month for office space, utilities, administrative and support services to an affiliate of the Sponsor and will terminate the agreement upon the earlier of an Initial Business Combination or the liquidation of the Company. For the three and six months ended June 30, 2020, the Company incurred expenses of $30,000 and $60,000, respectively, which are included in general and administrative expenses on the accompanying consolidated statements of operations, of which $30,000 were payable as of June 30, 2020 and included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. For the three and six months ended June 30, 2019, the Company incurred expenses of $30,000 and $38,064, respectively, which are included in general and administrative expenses on the accompanying consolidated statements of operations, of which $38,064 were payable as of June 30, 2019.

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

As of June 30, 2020 and December 31, 2019, there were 952,986 and 988,555, respectively, of Class A common stock issued and outstanding, excluding 24,047,014 and 24,011,445, respectively, shares of Class A common stock subject to possible redemption.

As of June 30, 2020 and December 31, 2019, there were 6,250,000 shares of Class F common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

6. Fair Value Measurements

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The Company follows the guidance in FASB ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The Company did not have any held-to-maturity securities as of June 30, 2020. The gross holding gains and fair value of held-to-maturity securities as of December 31, 2019 are as follows:

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

As of June 30, 2020, assets held in the Trust Account were comprised of $253,759,138 in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government obligations. As of December 31, 2019, assets held in the Trust Account were comprised of $253,551,083 in U.S. Treasury bills and $18,376 in cash. Cash, money market funds and U.S. Treasury bills are classified as Level 1 securities.

As of June 30, 2020 and December 31, 2019, there were no changes in Levels 1, 2 and 3.

7. Commitments and Contingencies

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

8. Business Combination

On June 24, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Function Acquisition I Corp, a Delaware corporation and a direct, wholly owned subsidiary of the Company (“First Merger Sub”), Function Acquisition II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company (“Second Merger Sub”), F45 Training Holdings Inc., a Delaware corporation (“F45”), and Shareholder Representative Services LLC, a Colorado limited liability company, which provides for, among other things: (a) the merger of First Merger Sub with and into F45, with F45 being the surviving corporation of the merger and a direct, wholly owned subsidiary of the Company as a consequence of the merger (the “First Merger”); and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of F45 with and into Second Merger Sub, with Second Merger Sub being the surviving corporation of the merger (together with the First Merger, the “Mergers” and, collectively with the other transactions contemplated by the Merger Agreement, the “Business Combination”).

F45 is a leading global fitness training and lifestyle brand that offers consumers functional, 45-minute workouts that are continuously evolving, effective, fun and community-driven. F45 delivers its interval and circuit training workouts through its digitally-connected global network of studios and has built a differentiated, technology-enabled platform that allows for the creation and distribution of the workouts to its global franchise base.

Pursuant to the Merger Agreement, the aggregate merger consideration payable to the stockholders of F45 will consist of (assuming no redemptions): (a) an amount in cash equal to the Closing Cash Payment Amount (as defined in the Merger Agreement), which is expected to be approximately $202 million; and (b) shares of newly-issued Class A common stock of the Company, par value $0.0001 per share (“Class A Stock”), equal to the Closing Number of Securities (as defined in the Merger Agreement), which are expected to have a value of approximately $526 million based on a price of $10 per share. The merger consideration payable to the stockholders of F45 is also subject to adjustment based on F45’s cash and indebtedness as of the closing date, among other adjustments contemplated by the Merger Agreement.

In addition to the consideration to be paid at the closing of the Business Combination, the stockholders of F45 will be entitled to receive additional earn-out payments from the Company of up to an aggregate of 5 million shares of Class B common stock of the Company (“Class B Stock”), consisting of shares of Class B-1 common stock of the Company, par value $0.0001 per share, and shares of Class B-2 common stock of the Company, par value $0.0001 per share, plus 5 million shares of Class C common stock of the Company (“Class C Stock”), consisting of shares of Class C-1 common stock of the Company, par value $0.0001 per share, and shares of Class C-2 common stock of the Company, par value $0.0001 per share, such Class B Stock and Class C Stock to become convertible into Class A Stock if the price of Class A common stock trading on the Nasdaq Capital Market exceeds certain thresholds during the five-year period following the closing of the Business Combination. As an incentive for F45 to enter into the Merger Agreement, the Sponsor has agreed that 1,250,000 shares of Class A Stock held by it immediately following the closing of the Business Combination (following the automatic conversion of such shares upon the closing of the Business Combination from shares of Class F common stock of the Company, par value $0.0001 per share, into shares of Class A Stock) will be subject to the release of restrictions on transfer only if the price of Class A Stock trading on the Nasdaq Capital Market exceeds the same thresholds during the five-year period following the closing of the Business Combination.

Additional information regarding F45 and the Business Combination is available in the proxy statement/prospectus initially filed with the SEC on July 16, 2020.

9. Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the consolidated financial statements. The Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this report. Except where the context otherwise requires, all references in this Quarterly Report to the “Company”, “we”, “us”, “our” or similar words or phrases are to Crescent Acquisition Corp, a Delaware company, and references to the “Sponsor” refer to CFI Sponsor, LLC, a Delaware limited liability company.

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

As indicated in the accompanying consolidated financial statements, we had cash of $1,201,204 as of June 30, 2020. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure that our plans to raise capital or to complete our Initial Business Combination will be successful.

Business Combination

On June 24, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among us, Function Acquisition I Corp, a Delaware corporation and our direct, wholly owned subsidiary (“First Merger Sub”), Function Acquisition II LLC, a Delaware limited liability company and our direct, wholly owned subsidiary (“Second Merger Sub”), F45 Training Holdings Inc., a Delaware corporation (“F45”), and Shareholder Representative Services LLC, a Colorado limited liability company, which provides for, among other things: (a) the merger of First Merger Sub with and into F45, with F45 being the surviving corporation of the merger and our direct, wholly owned subsidiary as a consequence of the merger (the “First Merger”); and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of F45 with and into Second Merger Sub, with Second Merger Sub being the surviving corporation of the merger (together with the First Merger, the “Mergers” and, collectively with the other transactions contemplated by the Merger Agreement, the “Business Combination”).

F45 is a leading global fitness training and lifestyle brand that offers consumers functional, 45-minute workouts that are continuously evolving, effective, fun and community-driven. F45 delivers its interval and circuit training workouts through its digitally-connected global network of studios and has built a differentiated, technology-enabled platform that allows for the creation and distribution of the workouts to its global franchise base.

Pursuant to the Merger Agreement, the aggregate merger consideration payable to the stockholders of F45 will consist of (assuming no redemptions): (a) an amount in cash equal to the Closing Cash Payment Amount (as defined in the Merger Agreement), which is expected to be approximately $202 million; and (b) shares of newly-issued Class A common stock of the Company, par value $0.0001 per share (“Class A Stock”), equal to the Closing Number of Securities (as defined in the Merger Agreement), which are expected to have a value of approximately $526 million based on a price of $10 per share. The merger consideration payable to the stockholders of F45 is also subject to adjustment based on F45’s cash and indebtedness as of the closing date, among other adjustments contemplated by the Merger Agreement.

In addition to the consideration to be paid at the closing of the Business Combination, the stockholders of F45 will be entitled to receive additional earn-out payments from us of up to an aggregate of 5 million shares of our Class B common stock (“Class B Stock”), consisting of shares of our Class B-1 common stock, par value $0.0001 per share, and shares of our Class B-2 common stock, par value $0.0001 per share, plus 5 million shares of our Class C common stock (“Class C Stock”), consisting of shares of our Class C-1 common stock, par value $0.0001 per share, and shares of our Class C-2 common stock, par value $0.0001 per share, such Class B Stock and Class C Stock to become convertible into Class A Stock if the price of Class A common stock trading on the Nasdaq Capital Market exceeds certain thresholds during the five-year period following the closing of the Business Combination. As an incentive for F45 to enter into the Merger Agreement, the Sponsor has agreed that 1,250,000 shares of Class A Stock held by it immediately following the closing of the Business Combination (following the automatic conversion of such shares upon the closing of the Business Combination from shares of our Class F common stock, par value $0.0001 per share, into shares of Class A Stock) will be subject to the release of restrictions on transfer only if the price of Class A Stock trading on the Nasdaq Capital Market exceeds the same thresholds during the five-year period following the closing of the Business Combination.

Additional information regarding F45 and the Business Combination is available in the proxy statement/prospectus initially filed with the SEC on July 16, 2020.

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

Included in general and administrative expenses on the accompanying consolidated statements of operations, during the three and six months ended June 30, 2020, our principal operating expenses included $100,417 and $136,594, respectively, for the professional, insurance and listing costs associated with our public reporting, $50,000 and $100,000, respectively, in franchise taxes, $8,933 and $21,873, respectively, in consulting and travel costs associated with our search for a business combination candidate and $30,000 and $60,000, respectively, in administrative fees to our Sponsor. Further, during the three and six months ended June 30, 2020, the Company generated $0 and $749,420, respectively, of interest income on the U.S. Treasury bills in a trust account (the “Trust Account”). During the three and six months ended June 30, 2020, the Company generated $63,348 and $147,859, of interest income in the money market funds, meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government obligations, in the Trust Account. Such interest income is currently taxable and results in a provision for income taxes of $3,735 and $223,127 during the three and six months ended June 30, 2020, respectively, since the majority of our operating expenses are considered start-up costs and are not currently deductible. The Company will periodically withdraw funds from the Trust Account to fund the payment of income and franchise taxes.

Included in general and administrative expenses on the accompanying consolidated statements of operations, during the three and six months ended June 30, 2019, our principal operating expenses included $68,102 and $84,350, respectively, for the professional, insurance and listing costs associated with our public reporting, $50,000 and $100,000, respectively, in franchise taxes, $12,778 and $24,209, respectively, in consulting and travel costs associated with our search for a business combination candidate and $30,000 and $38,064, respectively, in administrative fees to our Sponsor. Further, during the three and six months ended June 30, 2019, the Company generated $1,530,120 and $1,832,781, respectively, of interest income on the U.S. Treasury bills in the Trust Account. Such interest income is currently taxable and results in a provision for income taxes of $319,646 and $365,198 during the three and six months ended June 30, 2019, respectively, since the majority of our operating expenses are considered start-up costs and are not currently deductible. The Company will periodically withdraw funds from the Trust Account to fund the payment of income and franchise taxes.

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

As of June 30, 2020 and December 31, 2019, we had available to us $1,201,204 and $1,126,200, respectively, of cash held outside the Trust Account as well as certain amounts we may draw from the Trust Account to fund our taxes (as described above). We believe that such sources of liquidity are adequate to fund our operations for at least the next 12 months. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay our professional and other costs of being a public company and pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes. We do not expect to have any capital expenditures during 2020, except as may be incurred in connection with our Initial Business Combination.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

In addition to the discussion below, our critical accounting policies are further described in Note 2. Summary of Significant Accounting Policies to our accompanying consolidated financial statements.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board Accounting Standards Codification 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock will be affected by charges against additional paid-in capital. Accordingly, as of June 30, 2020 and December 31, 2019, 24,047,014 and 24,011,445, respectively, of the 25,000,000 Public Shares were classified outside of permanent equity.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Section 4(a)(2) of the Securities Act of 1933 registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

New Accounting Standards

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on November 17, 2017 for the purpose of effecting an Initial Business Combination. As of June 30, 2020, we had not commenced any operations or generated any revenues. All activity through June 30, 2020 relates to our formation and our Initial Public Offering and subsequent to the Initial Public Offering, efforts have been directed toward locating and completing a suitable Initial Business Combination. Net proceeds of $250,000,000 from the Initial Public Offering and the private placement that closed in March 2019 were deposited into a Trust Account that invests solely in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government obligations. As of June 30, 2020, there was $253,759,138 in the Trust Account. We have not engaged in any hedging activities since our incorporation. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2.1*

Agreement and Plan of Merger, dated as of June 24, 2020, by and among Crescent Acquisition Corp, Function Acquisition I Corp, Function Acquisition II LLC, F45 Training Holdings, Inc. and Shareholder Representative Services LLC. (File No 001-38825), filed with the SEC on June 24, 2020.

10.1

Amended and Restated Forward Purchase Agreement, dated as of June 24, 2020, by and between Crescent Acquisition Corp and Crescent Capital Group LP (File No. 001-38825), filed with the SEC on June 24, 2020.

10.2

Sponsor Support Agreement, dated as of June 24, 2020, by and among Crescent Acquisition Corp, F45 Training Holdings Inc., CFI Sponsor LLC and each of the parties set forth on Schedule A therein, (File No. 001-38825) filed with the SEC on June 26, 2020.

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

*

Certain schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K of the Securities Act. The Company hereby agrees to furnish supplementally a copy of all omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Acquisition Corp

Date: August 14, 2020	By:	/s/ Todd M. Purdy

Todd M. Purdy
Chief Executive Officer

Date: August 14, 2020	By:	/s/ Al Hassanein

Al Hassanein
Chief Financial Officer