Form 10-Q
period 2020-09-30
Crescent Acquisition Corp
filed 2020-11-13
CIK 1723648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, the registrant had 25,000,000 of its Class A common stock, $0.0001 par value per share, and 6,250,000 of its Class F common stock, $0.0001 par value per share, outstanding.

CRESCENT ACQUISITION CORP

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Crescent Acquisition Corp

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$434,086	$1,126,200
Prepaid expenses	66,863	108,675
Total current assets	500,949	1,234,875
Cash and investments held in Trust Account	253,707,651	253,569,459
Total assets	$254,208,600	$254,804,334
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$280,225	$326,401
Accrued franchise and income taxes	87,200	491,781
Advance from related party	38,065	121,694
Total current liabilities	405,490	939,876
Deferred underwriting fee payable	8,750,000	8,750,000
Total liabilities	9,155,490	9,689,876
Commitments and Contingencies
Class A common stock subject to possible redemption, 24,005,310 and 24,011,445 shares at redemption value of approximately $10.00 per share as of September 30, 2020 and December 31, 2019, respectively	240,053,100	240,114,450
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 994,690 and 988,555 shares issued and outstanding (excluding 24,005,310 and 24,011,445 shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	99	99
Class F common stock, $0.0001 par value; 25,000,000 shares authorized; 6,250,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	625	625
Additional paid-in capital	2,318,029	2,256,679
Retained earnings	2,681,257	2,742,605
Total stockholders’ equity	5,000,010	5,000,008
Total liabilities and stockholders’ equity	$254,208,600	$254,804,334

See accompanying notes to consolidated financial statements.

Crescent Acquisition Corp

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—
General and administrative expenses	(435,630)	(124,879)	(754,098)	(371,503)
Loss from operations	(435,630)	(124,879)	(754,098)	(371,503)
Interest income on Trust Account	6,395	1,478,279	903,675	3,311,061
(Loss) income before income taxes	(429,235)	1,353,400	149,577	2,939,558
Benefit (provision) for income taxes	12,202	(299,928)	(210,925)	(665,126)
Net (loss) income	$(417,033)	$1,053,472	$(61,348)	$2,274,432
Net income (loss) per share information:
Weighted average Class A common stock outstanding (basic and diluted)	25,000,000	25,000,000	25,000,000	25,000,000
Net income per Class A common stock (basic and diluted)	$0.00	$0.05	$0.02	$0.10
Weighted average Class F common stock outstanding (basic and diluted)	6,250,000	6,250,000	6,250,000	6,250,000
Net loss per Class F common stock (basic and diluted)	$(0.07)	$(0.01)	$(0.10)	$(0.04)

See accompanying notes to consolidated financial statements.

Crescent Acquisition Corp

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class F		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2018	—	$—	7,187,500	$719	$24,281	$(7,621)	$17,379
Sale of units in Initial Public Offering	25,000,000	2,500	—	—	249,997,500	—	250,000,000
Underwriters’ fees and offering expenses	—	—	—	—	(14,653,147)	—	(14,653,147)
Sale of Private Placement Warrants	—	—	—	—	7,000,000	—	7,000,000
Class A common stock subject to possible redemption	(23,753,559)	(2,375)	—	—	(237,533,215)	—	(237,535,590)
Net income	—	—	—	—	—	171,366	171,366
Balance at March 31, 2019	1,246,441	125	7,187,500	719	4,835,419	163,745	5,000,008
Forfeited Class F Common stock by Sponsor	—	—	(937,500)	(94)	94	—	—
Class A common stock subject to possible redemption	(104,960)	(11)	—	—	(1,049,589)	—	(1,049,600)
Net income	—	—	—	—	—	1,049,594	1,049,594
Balance at June 30, 2019	1,141,481	114	6,250,000	625	3,785,924	1,213,339	5,000,002
Class A common stock subject to possible redemption	(105,347)	(10)	—	—	(1,053,459)	—	(1,053,469)
Net income	—	—	—	—	—	1,053,472	1,053,472
Balance at September 30, 2019	1,036,134	$104	6,250,000	$625	$2,732,465	$2,266,811	$5,000,005

	Common Stock				Additional		Total
	Class A		Class F		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2019	988,555	$99	6,250,000	$625	$2,256,679	$2,742,605	$5,000,008
Class A common stock subject to possible redemption	(48,542)	(5)	—	—	(485,415)	—	(485,420)
Net income	—	—	—	—	—	485,422	485,422
Balance at March 31, 2020	940,013	94	6,250,000	625	1,771,264	3,228,027	5,000,010
Class A common stock subject to possible redemption	12,973	1	—	—	129,729	—	129,730
Net loss	—	—	—	—	—	(129,737)	(129,737)
Balance at June 30, 2020	952,986	95	6,250,000	625	1,900,993	3,098,290	5,000,003
Class A common stock subject to possible redemption	41,704	4	—	—	417,036	—	417,040
Net loss	—	—	—	—	—	(417,033)	(417,033)
Balance at September 30, 2020	994,690	$99	6,250,000	$625	$2,318,029	$2,681,257	$5,000,010

See accompanying notes to consolidated financial statements.

Crescent Acquisition Corp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net (loss) income	$(61,348)	$2,274,432
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on securities held in Trust Account	(903,675)	(3,311,061)
Changes in operating assets and liabilities:
Prepaid expenses	41,812	(141,651)
Accounts payable and accrued expenses	(46,176)	83,933
Accrued franchise and income taxes	(404,581)	237,800
Net cash used in operating activities	(1,373,968)	(856,547)
Cash Flows from Investing Activities
Investment of cash in Trust Account	—	(250,000,000)
Interest income released from Trust Account to pay taxes	765,483	577,326
Net cash provided by (used in) investing activities	765,483	(249,422,674)
Cash Flows from Financing Activities
Proceeds from sale of units in Initial Public Offering	—	250,000,000
Proceeds from sale of Private Placement Warrants	—	7,000,000
Advances from related party	137,078	167,046
Repayment of advances from related party	(220,707)	(118,323)
Proceeds from note payable - related party	—	37,120
Repayment of note payable - related party	—	(300,000)
Payment of offering costs	—	(5,425,042)
Net cash (used in) provided by financing activities	(83,629)	251,360,801
Net (decrease) increase in cash	(692,114)	1,081,580
Cash—beginning of the period	1,126,200	44,896
Cash—end of the period	$434,086	$1,126,476
Supplemental disclosure of non-cash activities:
Deferred underwriting fee payable charged to additional paid-in capital in connection with the Initial Public Offering	$—	$8,750,000
Deferred offering costs charged to additional paid-in capital upon completion of the Initial Public Offering	$—	$478,104
Forfeiture of shares of Class F common stock	$—	$94
Class A common stock subject to possible redemption upon completion of the Initial Public Offering	$—	$237,363,330
Change in Class A common stock subject to possible redemption	$(61,350)	$2,275,330

See accompanying notes to consolidated financial statements.

Crescent Acquisition Corp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020

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

As of September 30, 2020, the Company had not yet commenced operations. All activity for the period from November 17, 2017 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, a search for a business combination as described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2020, the Company had $434,086 available to us outside the Trust Account to fund our working capital requirements, $3,707,651 of investment income held in the Trust Account available to be released to pay for franchise and income taxes and working capital of $95,459. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

Prior to the completion of our Initial Public Offering, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares (as defined below) to our Sponsor, $300,000 in a note payable and $118,323 in advances from an affiliate of the Sponsor. The Company fully repaid these borrowings and advances from the Sponsor and related parties.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the current lack of liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements contained in this report do not include any adjustments that might result from our inability to continue as a going concern, should the Company be required to liquidate after March 12, 2021.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020. These accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 20, 2020.

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

The Company’s accompanying consolidated statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. For the three and nine months ended September 30, 2020, net income per share, basic and diluted, for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $6,395 and $903,675, respectively, net of applicable income and franchise taxes of $6,395 and $360,925, respectively, by the weighted average number of shares of Class A common stock outstanding of 25,000,000. For the three and nine months ended September 30, 2019, net income per share, basic and diluted, for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $1,478,279 and $3,311,061, respectively, net of applicable income and franchise taxes of $349,928 and $815,126, respectively, by the weighted average number of shares of Class A common stock outstanding of 25,000,000. Net loss per share, basic and diluted, for Class F common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class F common stock outstanding for the period.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of September 30, 2020 and December 31, 2019, there were no unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2020 and December 31, 2019, no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of September 30, 2020 and December 31, 2019, the Company had deferred tax assets of $262,419 and $70,106, respectively, which had a full valuation allowance recorded against it.

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered to be start-up costs and are not currently deductible. During the three months ended September 30, 2020, the Company recorded a benefit for income taxes of $12,202, primarily related to deductible expenses exceeding interest income earned on the Trust Account during the quarter. During the nine months ended September 30, 2020, the Company recorded income tax expense of $210,925, primarily related to interest income earned on the Trust Account. During the three and nine months ended September 30, 2019, the Company recorded income tax expense of $299,928 and $665,126, respectively, primarily related to interest income earned on the Trust Account. For the three and nine months ended September 30, 2020, the Company’s effective tax rate was 2.84% and 141.01%, respectively, which differs from the expected income tax rate due to the start-up costs which are not currently deductible. For the three and nine months ended September 30, 2019, the Company’s effective tax rate was 22.16% and 22.63%, respectively, which differs from the expected income tax rate due to the start-up costs which are not currently deductible.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC 480. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock will be affected by charges against additional paid-in capital. Accordingly, as of September 30, 2020 and December 31, 2019, 24,005,310 and 24,011,445, respectively, of the 25,000,000 Public Shares were classified outside of permanent equity.

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

4. Related Party Transactions

Founder Shares

On November 29, 2017, the Sponsor purchased 8,625,000 shares of Class F common stock (“Founder Shares”) for $25,000. In January 2018, the Sponsor surrendered 1,437,500 Founder Shares to the Company for no consideration, resulting in an aggregate of 7,187,500 Founder Shares outstanding. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares are shares of Class F common stock which automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Up to 937,500 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters within 45 days from the effective date of the registration statement, March 7, 2019. In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 937,500 shares of Class F common stock, resulting in an aggregate of 6,250,000 Founder Shares outstanding as of September 30, 2020 and December 31, 2019.

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

As of September 30, 2020 and December 31, 2019, an affiliate of the Company paid administrative expenses for an aggregate of $591,835 and $454,757, respectively, of which $553,770 and $333,063, respectively, was repaid by the Company, for a net accrual of $38,065 and $121,694, respectively, which is reflected in the accompanying consolidated balance sheets. These amounts are due on demand and are non-interest bearing.

Administrative Support Agreement

On March 7, 2019, the Company entered into an agreement to pay $10,000 a month for office space, utilities, administrative and support services to an affiliate of the Sponsor and will terminate the agreement upon the earlier of an Initial Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2020, the Company incurred expenses of $30,000 and $90,000, respectively, which are included in general and administrative expenses on the accompanying consolidated statements of operations, of which $30,000 were payable as of September 30, 2020 and included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2019, the Company incurred expenses of $30,000 and $68,065, respectively, which are included in general and administrative expenses on the accompanying consolidated statements of operations, of which $30,000 were payable as of September 30, 2019.

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

As of September 30, 2020 and December 31, 2019, there were 994,690 and 988,555, respectively, of Class A common stock issued and outstanding, excluding 24,005,310 and 24,011,445, respectively, shares of Class A common stock subject to possible redemption.

As of September 30, 2020 and December 31, 2019, there were 6,250,000 shares of Class F common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

The Company did not have any held-to-maturity securities as of September 30, 2020. The gross holding gains and fair value of held-to-maturity securities as of December 31, 2019 are as follows:

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

As of September 30, 2020, assets held in the Trust Account were comprised of $253,707,651 in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government obligations. As of December 31, 2019, assets held in the Trust Account were comprised of $253,551,083 in U.S. Treasury bills and $18,376 in cash. Cash, money market funds and U.S. Treasury bills are classified as Level 1 securities.

As of September 30, 2020 and December 31, 2019, there were no changes in Levels 1, 2 and 3.

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

See Note 9 included in these consolidated financial statements for a subsequent event regarding the Business Combination.

9. Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the consolidated financial statements. The Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed below.

On October 5, 2020, the Company and F45 entered into a Termination and Release Agreement, effective as of such date, pursuant to which the parties agreed to mutually terminate the Merger Agreement.

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

As indicated in the accompanying consolidated financial statements, we had cash of $434,086 as of September 30, 2020. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure that our plans to raise capital or to complete our Initial Business Combination will be successful.

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

On October 5, 2020, the Company and F45 entered into a Termination and Release Agreement, effective as of such date, pursuant to which the parties agreed to mutually terminate the Merger Agreement.

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

Included in general and administrative expenses on the accompanying consolidated statements of operations, during the three and nine months ended September 30, 2020, our principal operating expenses included $347,397 and $483,991, respectively, for the professional, insurance and listing costs associated with our public reporting, $50,000 and $150,000, respectively, in franchise taxes, $8,234 and $30,107, respectively, in consulting and travel costs associated with our search for a business combination candidate and $30,000 and $90,000, respectively, in administrative fees to our Sponsor. Further, during the three and nine months ended September 30, 2020, the Company generated $0 and $749,420, respectively, of interest income on the U.S. Treasury bills in a trust account (the “Trust Account”). During the three and nine months ended September 30, 2020, the Company generated $6,395 and $154,254, of interest income in the money market funds, meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government obligations, in the Trust Account. Such interest income is currently taxable and results in a benefit for income taxes of $12,202 during the three months ended September 30, 2020 and a provision of $210,925 during the nine months ended September 30, 2020, since the majority of our operating expenses are considered start-up costs and are not currently deductible. The Company will periodically withdraw funds from the Trust Account to fund the payment of income and franchise taxes.

Included in general and administrative expenses on the accompanying consolidated statements of operations, during the three and nine months ended September 30, 2019, our principal operating expenses included $36,260 and $120,610, respectively, for the professional, insurance and listing costs associated with our public reporting, $50,000 and $150,000, respectively, in franchise taxes, $8,619 and $32,828, respectively, in consulting and travel costs associated with our search for a business combination candidate and $30,000 and $68,065, respectively, in administrative fees to our Sponsor. Further, during the three and nine months ended September 30, 2019, the Company generated $1,478,279 and $3,311,061, respectively, of interest income on the U.S. Treasury bills in the Trust Account. Such interest income is currently taxable and results in a provision for income taxes of $299,928 and $665,126 during the three and nine months ended September 30, 2019, respectively, since the majority of our operating expenses are considered start-up costs and are not currently deductible. The Company will periodically withdraw funds from the Trust Account to fund the payment of income and franchise taxes.

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

As of September 30, 2020 and December 31, 2019, we had available to us $434,086 and $1,126,200, respectively, of cash held outside the Trust Account as well as certain amounts we may draw from the Trust Account to fund our taxes (as described above). We believe that such sources of liquidity are adequate to fund our operations for at least the next 12 months. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay our professional and other costs of being a public company and pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes. We do not expect to have any capital expenditures during 2020, except as may be incurred in connection with our Initial Business Combination.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board Accounting Standards Codification 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock will be affected by charges against additional paid-in capital. Accordingly, as of September 30, 2020 and December 31, 2019, 24,005,310 and 24,011,445, respectively, of the 25,000,000 Public Shares were classified outside of permanent equity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on November 17, 2017 for the purpose of effecting an Initial Business Combination. As of September 30, 2020, we had not commenced any operations or generated any revenues. All activity through September 30, 2020 relates to our formation and our Initial Public Offering and subsequent to the Initial Public Offering, efforts have been directed toward locating and completing a suitable Initial Business Combination. Net proceeds of $250,000,000 from the Initial Public Offering and the private placement that closed in March 2019 were deposited into a Trust Account that invests solely in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government obligations. As of September 30, 2020, there was $253,707,651 in the Trust Account. We have not engaged in any hedging activities since our incorporation. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Crescent Acquisition Corp

Date: November 13, 2020	By:	/s/ Todd M. Purdy

Todd M. Purdy
Chief Executive Officer

Date: November 13, 2020	By:	/s/ Al Hassanein

Al Hassanein
Chief Financial Officer