Form 10-K
period 2020-12-31
Crescent Acquisition Corp
filed 2021-03-03
CIK 1723648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $261,500,000.

As of March 2, 2021, the registrant had 25,000,000 of its Class A common stock, $0.0001 par value per share, and 6,250,000 of its Class F common stock, $0.0001 par value per share, outstanding.

CRESCENT ACQUISITION CORP

FORWARD-LOOKING STATEMENTS

Some statements contained in this annual report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this annual report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete an initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following an initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving an initial business combination;

•	our potential ability to obtain additional financing to complete an initial business combination;

•	our pool of prospective target businesses, including the location and industry of such target businesses;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	the trust account not being subject to claims of third parties.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 24. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

We are a blank check company incorporated on November 17, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On March 7, 2019 (the “IPO Closing Date”), we consummated our initial public offering (the “Initial Public Offering”) of 25,000,000 units (the “Units”) of the Company. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Common Stock”), and one-half of one warrant of the Company (“Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuance of equity or equity linked securities) of Common Stock. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $250,000,000. Simultaneously with the Initial Public Offering, we completed the private sale of an aggregate of 7,000,000 warrants (the “Private Placement Warrants”) to our sponsor, CFI Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), at a price of $1.00 per Private Placement Warrant, each exercisable to purchase one share of Common Stock at $11.50 per share, generating gross proceeds to us of $7,000,000. The Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Initial Public Offering, except that the Private Placement Warrants may be net share (cashless) settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On the IPO Closing Date, $250,000,000 of the gross proceeds from the Initial Public Offering and the sale of the Private Placement Warrants was deposited in a U.S.-based trust account (the “Trust Account”) with Continental Stock Transfer and Trust Company acting as trustee (the “Trustee”). Of the $7,000,000 held outside of the Trust Account, $5,000,000 was used to pay underwriting discounts and commissions, $300,000 was used to repay notes payable to our Sponsor and the balance was available to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Funds held in the Trust Account have been invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earliest of (i) the completion of an initial business combination; (ii) the redemption of any shares of Common Stock properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of such shares of Common Stock if we do not complete an initial business combination by June 30, 2021 (see ‘Extension Meeting” below), and (iii) the redemption of 100% of the shares of Common Stock if we are unable to complete an initial business combination by June 30, 2021 (subject to applicable law, see “Extension Meeting” below).

On April 15, 2019, we announced that the holders of our Units may elect to separately trade the Common Stock and Warrants included in the Units commencing on April 16, 2019, on the National Association of Securities Dealers Automated Quotations Capital Market (“NASDAQ”) under the symbols “CRSA” and “CRSAW,” respectively. Those Units not separated continued to trade on the NASDAQ under the symbol “CRSAU.”

We believe our ability to consummate an initial business combination is enhanced by our entering into a forward purchase agreement (the “Forward Purchase Agreement”) pursuant to which Crescent Capital Group Holdings LP (“Crescent”) has committed to purchase, subject to the terms and conditions set forth in such agreement, including a lock up period that restricts the transfer of securities issued pursuant to the Forward Purchase Agreement and registration rights granted thereto, an aggregate of 2,500,000 shares of Common Stock plus 833,333 Warrants for an aggregate purchase price of $25,000,000 in cash in a private placement that will close immediately prior to an initial business combination, which such commitment Crescent may assign, in whole or in part, to certain transferees, including, but not limited to, its current or prospective limited partners (Crescent and such possible transferees together comprising the Forward Purchasers). The proceeds from the Forward Purchase Agreement will be used as part of the consideration in an initial business combination and, expenses in connection therewith. These purchases will be made regardless of whether any shares of Class A common stock are redeemed by our public stockholders in connection with an initial business combination and are intended to provide us with a minimum funding level for an initial business combination.

With respect to the above, past performance of our senior management team or Crescent is not a guarantee of the ability to successfully consummate an initial business combination. You should not rely on the historical record of management or Crescent as indicative of future performance. Neither management nor Crescent has past experience with a blank check company or special purpose acquisition company.

Agreement for Business Combination

On January 13, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Function Acquisition I Corp, a Delaware corporation and our direct, wholly owned subsidiary (“First Merger Sub”), Function Acquisition II LLC, a Delaware limited liability company and our direct, wholly owned subsidiary (“Second Merger Sub”), LiveVox Holdings, Inc., a Delaware corporation (“LiveVox”), and GGC Services Holdco, Inc., a Delaware corporation, solely in its capacity as the representative, agent and attorney-in-fact of the stockholder of LiveVox (in such capacity, the “Stockholder Representative”). The Merger Agreement provides for, among other things, (i) the merger of First Merger Sub with and into LiveVox, with LiveVox continuing as the surviving corporation (the “Surviving Corporation”) and becoming our direct, wholly owned subsidiary as a consequence (the “First Merger”) and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of the Surviving Corporation with and into Second Merger Sub with Second Merger Sub continuing as the surviving entity, which will be renamed such name as LiveVox shall designate no later than five business days prior to the closing of the transaction (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”), in each case, in accordance with the terms and subject to the conditions of the Merger Agreement. Following the closing of the Business Combination, we will own, directly or indirectly, all the stock of LiveVox and its direct and indirect subsidiaries and LiveVox TopCo, LLC, a Delaware limited liability company and the sole stockholder of LiveVox as of immediately prior to the effective time of the First Merger (the “LiveVox Stockholder”) will hold a portion of the Company’s stock.

Consummation of the transactions contemplated by the Merger Agreement are subject to customary conditions of the respective parties, including the approval of the Business Combination and certain other actions related thereto by our stockholders, certain approvals or other determinations from certain regulatory authorities, as applicable, and the availability of a minimum amount of cash in the Trust Account (and/or from other specified sources, if necessary), after giving effect to redemptions by our public stockholders, if any. Accordingly, there can be no assurance that the Business Combination will be consummated.

For additional information regarding LiveVox, the Merger Agreement and the Business Combination, see the Proxy Statement/Prospectus initially filed by the Company on February 11, 2021.

Other than as specifically discussed, this report does not assume the closing of the Business Combination.

Extension Meeting

We mailed to our shareholders of record as of January 22, 2021, a definitive proxy statement for a special meeting of shareholders to be held on February 17, 2021 (the “Special Meeting”) to approve an extension of time for us to complete an initial business combination through June 30, 2021 (the “Extension Date”). The Charter Extension and Trust Extension Proposals were approved, providing our shareholders with more time to evaluate our Business Combination.

In connection with the vote to approve the Charter Extension and Trust Extension Proposals, the holders of 12,238 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.14 per share, for an aggregate redemption amount of $124,138. As such, only approximately 0.05% of the Class A ordinary shares were redeemed and approximately 99.95% of the Class A ordinary shares remain outstanding. After the satisfaction of such redemptions, the balance in our trust account will be $253,467,308.

BUSINESS STRATEGY

Our acquisition and value creation strategy is to identify and complete an initial business combination with a growth-oriented, market-leading company in an industry that complements the collective investment experience and expertise of our management team to build long-term shareholder value. Key components of our business strategy include:

Leverage the Crescent Platform and Our Extensive Relationship Network to Source Acquisition Targets

We plan to leverage Crescent’s proprietary, extensive deal-sourcing network of strong, long-standing relationships with more than 300 private equity Sponsors to identify potential acquisition targets. Crescent’s position as a partner of choice for private equity firms, earned over 29 years, has resulted in significant deal flow, with the platform reviewing nearly 1,400 deals in 2020. This relationship network has led to numerous transactions which were proprietary or where a limited group of investors were invited to participate in the transaction process. In addition, we will also leverage our team’s expansive network of industry and lending community relationships as well as relationships with management teams of former portfolio companies, investment bankers, attorneys and accountants, which we believe will provide us with a robust, differentiated source of potential acquisition candidates.

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

OUR INVESTMENT CRITERIA

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into an initial business combination with a target business that does not meet these criteria and guidelines.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to an initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the United States Securities and Exchange Commission (the “SEC”).

INITIAL BUSINESS COMBINATION

NASDAQ listing rules require that an initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the Trust Account (excluding any deferred underwriters fees and taxes payable on the income earned on the Trust Account) at the time of our signing a definitive agreement in connection with an initial business combination. We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”), or from an independent accounting firm, with respect to the satisfaction of such criteria.

We anticipate structuring an initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure an initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to an initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in an initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to an initial business combination could own less than a majority of our outstanding shares subsequent to an initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test. If an initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete an initial business combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that an initial business combination is fair to our company from a financial point of view.

If members of our management team acquire public shares or warrants after the Initial Public Offering, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate an initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that, prior to the consummation of an initial business combination, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and the director or officer is permitted to refer that opportunity to us without violating any legal obligation. Our officers and directors would continue to be subject to all other fiduciary duties owed to us and our stockholders and no other waivers of their respective fiduciary obligations have been provided to any such officers and directors. We do not have any plan for any waiver of the fiduciary duties of our officers and directors post-business combination.

Our Sponsor, executive officers and directors have agreed, pursuant to a letter agreement, not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company until we have entered into a definitive agreement regarding an initial business combination or we have failed to complete an initial business combination by the Extension Date.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1,070,000,000, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700,000,000 as of the end of the prior fiscal year’s second quarter, and (2) the date on which we have issued more than $1,000,000,000 in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination initially in the amount of $250,000,000 assuming no redemptions and after payment of $8,750,000 of deferred underwriting commissions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete an initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting an initial business combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate an initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants and the forward purchase securities, our capital stock, debt or a combination of these as the consideration to be paid in an initial business combination. We may seek to complete an initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If an initial business combination is paid for using equity or debt securities or not all of the funds released from the Trust Account are used for payment of the consideration in connection with an initial business combination or used for redemption of our public shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing an initial business combination, to fund the purchase of other companies or for working capital.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of an initial business combination, and we may effectuate an initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account.

In the case of an initial business combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with an initial business combination.

Selection of a Target Business and Structuring of aN initial business combination

NASDAQ listing rules require that an initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the Trust Account (excluding any deferred underwriters fees and taxes payable on the income earned on the Trust Account) at the time of our signing a definitive agreement in connection with an initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. Our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate an initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the 80% of net assets test. There is no basis for investors in the Initial Public Offering to evaluate the possible merits or risks of any target business with which we may ultimately complete an initial business combination.

To the extent we effect an initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information, which will be made available to us.

The time required to select and evaluate a target business and to structure and complete an initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which an initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of an initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing an initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after an initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting an initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following an initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to an initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of an initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

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

Under NASDAQ’s listing rules, stockholder approval would be required for an initial business combination if, for example:

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

Permitted Purchases of Our Securities

In the event we seek stockholder approval of an initial business combination and we do not conduct redemptions in connection with an initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of an initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our initial stockholders, directors, officers, advisors or any of their affiliates determine to make any such purchases at the time of a stockholder vote relating to an initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the Trust Account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Subsequent to the consummation of the Initial Public Offering, we will adopt an insider trading policy which will require insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

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

The purpose of such purchases could be to (1) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of an initial business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of an initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of an initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors, advisors and/or any of their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors, advisors or any of their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with an initial business combination. To the extent that our Sponsor, officers, directors, advisors or any of their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against an initial business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with an initial business combination. Our Sponsor, officers, directors, advisors or any of their affiliates will purchase shares only if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

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

Redemption Rights For Public Stockholders Upon Completion of an initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of an initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of an initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor has entered into a letter agreement with us, pursuant to which it has agreed to waive its redemption rights with respect to its 6,175,000 shares of Class F common stock (“Founder Shares”) and any public shares it may acquire in connection with the completion of an initial business combination. Our directors and officers have entered into letter agreements similar to the one signed by our Sponsor.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of an initial business combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange rules or we choose to seek stockholder approval for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing an initial business combination which contain substantially the same financial and other information about an initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of an initial business combination, we and our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete an initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001, after payment of the deferred underwriting commission (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to an initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

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

In the event that we seek stockholder approval of an initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of an initial business combination.

If we seek stockholder approval, we will complete an initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, pursuant to the terms of a letter agreement entered into with us, our initial stockholders have agreed (and their permitted transferees will agree) to vote their Founder Shares and any public shares held by them in favor of an initial business combination. Our directors and officers also have agreed to vote in favor of an initial business combination with respect to public shares acquired by them, if any. We expect that at the time of any stockholder vote relating to an initial business combination, our initial stockholders and their permitted transferees will own at least 20% of our outstanding shares of common stock entitled to vote thereon. Each public stockholder may elect to redeem their public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any public shares held by them in connection with the completion of a business combination. Our directors and officers have entered into letter agreements similar to the one signed by our initial stockholders with respect to public shares acquired by them, if any.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to an initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of An initial business combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of an initial business combination and we do not conduct redemptions in connection with an initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our Sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete an initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against an initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against an initial business combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with an initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

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

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of an initial business combination.

If an initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If an initial business combination is not completed, we may continue to try to complete a business combination with a different target until the Extension Date.

Redemption of Public Shares and Liquidation if No initial business combination

Our amended and restated certificate of incorporation provides that we will have until the Extension Date to complete an initial business combination. If we are unable to complete an initial business combination by the Extension Date, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete an initial business combination by the Extension Date.

Our initial stockholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete an initial business combination by the Extension Date. However, if our initial stockholders acquire public shares after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete an initial business combination by the Extension Date.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by the Extension Date, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the Trust Account which was $306,626 as of December 31, 2020, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete an initial business combination by the Extension Date may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete an initial business combination by the Extension Date, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete an initial business combination by the Extension Date, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our Extension Date and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the Trust Account only in the event of the redemption of our public shares if we do not complete an initial business combination by the Extension Date or if they redeem their respective shares for cash upon the completion of an initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with an initial business combination, a stockholder’s voting in connection with an initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our Initial Public Offering that will apply to us until the consummation of an initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-initial business combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our Initial Stockholders have agreed to waive any redemption rights with respect to their Founder Shares and public shares in connection with the completion of an initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•

prior to the consummation of an initial business combination, we shall either (1) seek stockholder approval of an initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed initial business combination, into their pro rata share of the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable) or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

•

we will consummate an initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of capital stock voted are voted in favor of an initial business combination;

•	if an initial business combination is not consummated by the Extension Date, then our existence will terminate and we will distribute all amounts in our Trust Account; and

•

prior to an initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from our Trust Account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of 65% of capital stock. In the event we seek stockholder approval in connection with an initial business combination, our amended and restated certificate of incorporation provides that we may consummate an initial business combination only if approved by a majority of the shares of capital stock voted by our stockholders voting at a duly held stockholders meeting.

COMPETITION

In identifying, evaluating and selecting a target business for an initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for an initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Conflicts of Interest

Certain of our directors and officers and affiliates of our Sponsor manage several investment vehicles. These entities may compete with us for acquisition opportunities in the same industries and sectors as we may target for an initial business combination. If these entities decide to pursue any such opportunity, we may be precluded from procuring such opportunities.

In addition, investment ideas generated within our Sponsor and other persons who may make decisions for the company, may be suitable for both us and for current or future entities managed by our directors, officers or affiliates of our Sponsor and may be directed to such investment vehicle rather than to us. As employees of Crescent or its affiliates, certain members of the management team are and in the future will be involved in the formation of and offerings by these companies as well as the identification, acquisition and management of investments by such companies. The letter agreement entered into with certain of our officers will not restrict them from undertaking any such activities. As a result, conflicts of interest may arise between our officers’ fiduciary and contractual obligations to these companies and our officers’ obligations to us. None of the members of our management team who are also employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our management team, in their capacities as directors, officers or employees of our Sponsor or its affiliates in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future investment vehicles of our Sponsor or its affiliates, or third parties, before they present such opportunities to us, subject to applicable fiduciary duties. See “Risk Factors—Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties to us under Delaware law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete an initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest as it relates to the Business Combination:

•

the fact that our Sponsor, officers (other than our officer who was appointed subsequent to our Initial Public Offering, who does not own any shares of our Common Stock) and directors (including our independent directors) have agreed to waive their redemption rights with respect to any shares of our Common Stock they may hold in connection with the consummation of the Business Combination, including all of the Founder Shares;

•

the fact that our Sponsor has agreed to, in its capacity as the holder of a majority of our Class F Stock, waive the right to a conversion price adjustment with respect to all shares of our Class F Stock in connection with the consummation of the Business Combination, such authority granted to the majority holders of our Class F Stock in our amended and restated certificate of incorporation;

•

the fact that our Sponsor paid an aggregate of $25,000 for 6,250,000 shares of Class F Stock (75,000 of which have been transferred to our independent directors, after giving effect to the (i) surrender of 1,437,500 shares on November 29, 2017 and (ii) forfeiture of 937,500 shares in April 2019) which will be converted into Common Stock upon the closing of the Business Combination, including the 2,725,000 shares that our Sponsor has agreed to cancel concurrently with the closing of the Business Combination and the Lock-Up Shares which will be subject to release only if the price of Common Stock trading on NASDAQ or another national securities exchange exceeds certain thresholds during the seven-year period following the closing of the Business Combination and will otherwise be forfeited and cancelled for no consideration, but which will have no value if the Business Combination is not consummated by our current extended date of June 30, 2021;

•

the fact that our Initial Stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete an initial business combination by our current extended date of June 30, 2021;

•

if the Trust Account is liquidated, including in the event we are unable to complete an initial business combination within the required time period, our Sponsor has agreed to indemnify us to ensure that the proceeds in the Trust Account are not reduced below $10.00 per public share, or such lesser per public share amount as is in the Trust Account on the liquidation date, by the claims of prospective target businesses with which we have entered into an acquisition agreement or claims of any third party (other than our independent public accountants) for services rendered or products sold to us, but only if such a third party or target business has not executed a waiver of any and all rights to seek access to the Trust Account;

•

the fact that our Sponsor will have the right to nominate two independent directors of the post-Business Combination Company pursuant to a stockholders agreement to be entered into upon closing of the Business Combination;

•	the anticipated continuation of two of our existing directors, Robert D. Beyer and Todd M. Purdy, as directors of the post-Business Combination Company;

•	the continued indemnification of our existing directors and officers and the continuation of our directors’ and officers’ liability insurance after the Business Combination;

•

the fact that our Sponsor, officers and directors will lose their entire investment in us and will not be reimbursed for any out-of-pocket expenses if an initial business combination is not consummated by the Extension Date;

•

that, as described in the Charter Proposals and reflected in Annex C, our proposed Second Amended and Restated Certificate of Incorporation will be amended to expressly elect not to be bound or governed by, or otherwise subject to, Section 203 of the DGCL, thereby removing certain restrictions on business combinations with interested stockholders (which amendment will become effective 12 months after the Second Amended and Restated Certificate of Incorporation is filed and becomes effective);

•

that, at the closing of the Business Combination we will enter into the Amended and Restated Registration Rights Agreement, which provides for registration rights to, among others, our Sponsor, Crescent and their permitted transferees;

•

that Crescent has entered into the Forward Purchase Agreement with the Company, pursuant to which Crescent has committed to purchase, subject to the terms and conditions set forth in the Forward Purchase Agreement, including a lock-up period that restricts the transfer of securities issued pursuant to the Forward Purchase Agreement and registration rights granted thereto, an aggregate of 2,500,000 shares of Class A Stock plus 833,333 Warrants for an aggregate purchase price of $25,000,000 in cash in a private placement that will close immediately prior to the Business Combination, which such commitment Crescent may assign, in whole or in part, to certain transferees, including, but not limited to, its current or prospective limited partners (Crescent and such possible transferees together comprising the Forward Purchasers); and

•

that Crescent, either alone or with our Sponsor, has the right but not the obligation to purchase immediately prior to the closing of the Business Combination additional shares of Class A Stock at a purchase price of $10.00 per share, subject to reasonably acceptable terms to be provided in a separate agreement, to the extent our total cash proceeds are less than $250,000,000.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation
Robert D. Beyer	Chaparal Investments LLC Jefferies Financial Group	Private investments Financial services	Chairman Director
Jean-Marc Chapus	Crescent Capital Group LP	Alternative credit investments	Managing Partner
Todd M. Purdy	N/A
Christopher G. Wright	Crescent Capital Group LP	Alternative credit investments	Managing Partner
Al Hassanein	Crescent Capital Group LP	Alternative credit investments	Controller
George P. Hawley	Crescent Capital Group LP	Alternative credit investments	General Counsel
Kathleen S. Briscoe	Dermody Properties Griffin Capital Resmark Equity Partners, LLC Crescent Capital BDC, Inc.	Real estate Asset management Real estate investments Business development	Partner, Chief Capital Officer Director Director Director
John J. Gauthier	JJG Advisory, LLC Reinsurance Group of America, Incorporated	Investment consulting Reinsurance	Principal Owner Director
Jason D. Turner	Venbrook Group, LLC	Insurance	Chief Executive Officer
Sandra V. Naftzger	N/A

Accordingly, if any of the above officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then current fiduciary or contractual obligations, he or she will honor these obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete the Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We are not prohibited from pursuing a business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such a business combination is fair to our Company from a financial point of view.

Our Initial Stockholders have agreed to vote their Founder Shares and their public shares, if any, in favor of the Business Combination.

INDEMNITY

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for an initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to consummate an initial business combination, and our public shareholders would receive such lesser amount per share in connection with any redemptions of public shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

FACILITIES

We currently maintain our executive offices at 11100 Santa Monica Boulevard, Suite 2000, Los Angeles, CA 90025. The cost for this space is included in the $10,000 per month, up to the Extension Date, fee that we will pay an affiliate of our Sponsor for office space, utilities, administrative and support services. We consider our current office space adequate for our current operations.

EMPLOYEES

We currently have six officers and do not intend to have any full-time employees prior to the completion of an initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed an initial business combination. We presently expect our officers to devote such amount of time as they reasonably believe is necessary to complete an initial business combination.

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

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”), or International Financing Reporting Standards (“IFRS”). A particular target business identified by us as a potential acquisition candidate may not have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

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

We were formed in 2017 and have no business operating results, and we will not commence business operations until completing an initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing an initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete an initial business combination. If we fail to complete an initial business combination, we will never generate any operating revenues.

Past performance by Crescent, including our management team, may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, Crescent is presented for informational purposes only. Any past experience and performance of Crescent or our management team is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for an initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of Crescent or our management team’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Crescent. None of our Sponsor, officers, directors or Crescent has had experience with a blank check company or special purpose acquisition company in the past.

Crescent’s financial position could change, negatively impacting its role in helping us complete an initial business combination.

Crescent’s financial position could be negatively impacted due to a variety of factors, including investor redemptions, lower management fees and higher operating expenses. From time to time, Crescent may be a party to lawsuits, which if resolved in an unfavorable manner for Crescent, could have a material impact on Crescent’s financial position. To the extent Crescent’s financial position is less stable, it may have difficulty retaining certain key investment professionals, which could negatively impact Crescent’s ability to help us consummate an initial business combination.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete an initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve an initial business combination unless it would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NASDAQ rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring an initial business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate an initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of an initial business combination we consummate.

In evaluating a prospective target business for an initial business combination, our management may consider the availability of funds from the sale of the forward purchase units, which may be used as part of the consideration to the sellers in an initial business combination. If Crescent determines not to allocate the obligation to purchase the forward purchase units, we may lack sufficient funds to consummate an initial business combination.

We have entered into an amended and restated Forward Purchase Agreement pursuant to which Crescent, in its capacity as investment advisor on behalf one or more investment funds or accounts managed by Crescent and its affiliates (such funds or accounts, the “Crescent Funds”), has committed on behalf of the Crescent Funds, to purchase an aggregate of 2,500,000 Forward Purchase Units, consisting of the forward purchase shares and the forward purchase warrants, for $10.00 per unit, or an aggregate amount of $25,000,000, in a private placement that will close immediately prior to the closing of an initial business combination. The funds from the sale of the forward purchase units are expected to be used as part of the consideration to the sellers in an initial business combination, and to pay expenses in connection with an initial business combination and may be used for working capital in the post-business combination company. The obligations under the forward purchase agreement do not depend on whether any public stockholders elect to redeem their shares in connection with an initial business combination. However, if the sale of the forward purchase units does not close, for example, by reason of the failure of the Crescent Funds (the “Crescent Fund Purchaser”) to fund the purchase price for their forward purchase units, we may lack sufficient funds to consummate an initial business combination. Crescent’s allocation of the obligation to purchase forward purchase units to any Crescent Fund is conditioned on the investment in the post-business combination company being approved by the investment committee, board of directors and/or limited partner advisory board, as applicable, of such Crescent Fund and on an initial business combination involving a company engaged in a business that is within the investment objectives, guidelines and restrictions of such Crescent Fund. Accordingly, if the investment is not approved by any Crescent Fund’s investment committee, board of directors and/or limited partner advisory board, as applicable, or if we pursue an acquisition target that is outside of the investment objectives of any Crescent Fund or that is not reasonably acceptable to Crescent, Crescent would not be required to allocate the obligation to purchase any forward purchase units to any Crescent Funds, and we may need to seek alternative financing.

Additionally, Crescent will not be committed or obligated to purchase any forward purchase units if none of the Crescent Funds is able to purchase any forward purchase units due to the conditions described above. Further, if Crescent allocates the obligation to purchase forward purchase units to a Crescent Fund, such Crescent Fund Purchaser’s and any permitted transferee’s obligations to purchase the forward purchase units will be subject to termination prior to the closing of the sale of such securities by mutual written consent of the Company and such party, or automatically: (i) if an initial business combination is not consummated by the Extension Date; or (ii) if we become subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of us, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment. In addition, a Crescent Fund Purchaser’s obligations to purchase the forward purchase units will be subject to fulfillment of customary closing conditions, including that an initial business combination must be consummated substantially concurrently with the purchase of the forward purchase units and that an initial business combination is unanimously approved by our board of directors. In the event of any such failure to fund by a Crescent Fund Purchaser or its permitted transferee, any obligation is so terminated or any such condition is not satisfied and not waived by such party, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.

Our Initial Stockholders have agreed to vote in favor of the Business Combination regardless of how our public stockholders vote.

Unlike many other blank check companies in which the founders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our Initial Stockholders have agreed to vote any shares of our Common Stock owned by them in favor of the Business Combination. As of the date hereof, our Initial Stockholders own shares equal to approximately 20% of our issued and outstanding shares of Common Stock. Accordingly, it is more likely that the necessary stockholder approval will be received for the Business Combination than would be the case if our Initial Stockholders agreed to vote any shares of Common Stock owned by them in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of an initial business combination. Additionally, since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on an initial business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe an initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with an initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement which may be contained in the agreement relating to an initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for an initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If an initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that an initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If an initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that an initial business combination would be unsuccessful increases. If an initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete an initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete an initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete an initial business combination by the Extension Date. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete an initial business combination with that particular target business, we may be unable to complete an initial business combination with any target business. This risk will increase as we get closer to the end of the Extension Date. In addition, we may have limited time to conduct due diligence and may enter into an initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2020, the Company had current liabilities of $356,979 and working capital of $(2,255,057). Further, we have incurred and expect to continue to incur costs in pursuit of an initial business combination. We cannot assure you that our plans to raise capital or to consummate an initial business combination by the Extension Date will be successful. Management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

We may not be able to complete an initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete an initial business combination by the Extension Date. We may not be able to find a suitable target business and complete an initial business combination by such date. Our ability to complete an initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed an initial business combination by the Extension Date, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “Risk Factors—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If we seek stockholder approval of an initial business combination, our Sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of an initial business combination and we do not conduct redemptions in connection with an initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of an initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with an initial business combination. The purpose of such purchases could be to vote such shares in favor of an initial business combination and thereby increase the likelihood of obtaining stockholder approval of an initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of an initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with an initial business combination. Any such purchases of our securities may result in the completion of an initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with an initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with an initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with an initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve an initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (1) the completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by the Extension Date; and (3) the redemption of all of our public shares if we are unable to complete an initial business combination by the Extension Date, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

There can be no assurance that our Class A Stock that will be issued in connection with the Business Combination will be approved for listing on NASDAQ or, if approved, will continue to be so listed following the closing of the Business Combination, or that we will be able to comply with the continued listing standards of NASDAQ.

Our Class A Stock, Units and Public Warrants are currently listed on NASDAQ. Our continued eligibility for listing may depend on, among other things, the number of our shares that are redeemed. We intend to apply to continue the listing of our Class A Stock, Units and Public Warrants on NASDAQ. If, after the Business Combination, NASDAQ delists our Class A Stock, Units and Public Warrants from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A Stock is a “penny stock” which will require brokers trading in our Class A Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A Stock, Units and Public Warrants are listed on NASDAQ, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the State of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of the Initial Public Offering and the sale of the Private Placement Warrants and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete an initial business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If you or a “group” of stockholders of which you are a part are deemed to hold an aggregate of more than fifteen percent (15%) of our Class A Stock issued in the Initial Public Offering, you (or, if a member of such a group, all of the members of such group in the aggregate) will lose the ability to redeem all such shares in excess of 15% of our Class A Stock issued in the Initial Public Offering.

A public stockholder, together with any of his, her or its affiliates or any other person with whom it is acting in concert or as a group (as deemed a “person” under Section 13 of the Exchange Act), will be restricted from redeeming in the aggregate his, her or its shares or, if part of such a group, the group’s shares, in excess of 15% of the shares of Class A Stock included in the units sold in our Initial Public Offering. In order to determine whether a stockholder is acting in concert or as a group with another stockholder, we will require each public stockholder seeking to exercise redemption rights to certify to us whether such stockholder is acting in concert or as a group with any other stockholder. Such certifications, together with other public information relating to stock ownership available to us at that time, such as Section 13D, Section 13G and Section 16 filings under the Exchange Act, will be the sole basis on which we make the above-referenced determination. Your inability to redeem any such excess shares will reduce your influence over our ability to consummate the Business Combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. Additionally, you will not receive redemption distributions with respect to such excess shares if we consummate the Business Combination. As a result, you will continue to hold that number of shares aggregating to more than 15% of the shares sold in our Initial Public Offering and, in order to dispose of such excess shares, would be required to sell your stock in open market transactions, potentially at a loss. We cannot assure you that the value of such excess shares will appreciate over time following the Business Combination or that the market price of our Class A Stock will exceed the per-share redemption price. Notwithstanding the foregoing, stockholders may challenge our determination as to whether a stockholder is acting in concert or as a group with another stockholder in a court of competent jurisdiction.

However, our stockholders’ ability to vote all of their shares (including such excess shares) for or against the Business Combination is not restricted by this limitation on redemption.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete an initial business combination. If we are unable to complete an initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of an initial business combination and we are obligated to pay cash for shares of our Class A common stock, it will potentially reduce the resources available to us for an initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete an initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “Risk Factors—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate until the Extension Date, we may be unable to complete an initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

As of December 31, 2020, we had $306,626 available to us outside the Trust Account to fund our working capital requirements. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until the Extension Date assuming that an initial business combination is not completed by such date. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds, whether as a result of our breach or otherwise, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are unable to complete an initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account (or less than $10.00 per share in certain circumstances where a third-party brings a claim against us that our Sponsor is unable to indemnify) and our Warrants will expire worthless. See ‘‘—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete an initial business combination and we will depend on loans from our Sponsor or management team to fund our search for an initial business combination, to pay our franchise and income taxes and to complete an initial business combination. If we are unable to obtain these loans, we may be unable to complete an initial business combination.

Of the net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants, as of December 31, 2020, $306,626 was available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of an initial business combination. If we are unable to complete an initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares (or less than $10.00 per share in certain circumstances where a third-party brings a claim against us that or Sponsor is unable to indemnify), and our Warrants will expire worthless. See ‘‘Risk Factors—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Subsequent to our completion of an initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following an initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete an initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with an initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for an initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to consummate an initial business combination, and our public stockholders would receive such lesser amount per share in connection with any redemptions of public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete an initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate an initial business combination. If we are unable to complete an initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete an initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete an initial business combination by the Extension Date may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the Extension Date in the event we do not complete an initial business combination and, therefore, we do not intend to comply with those procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete an initial business combination by the Extension Date is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of an initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we consummate an initial business combination (unless required by NASDAQ) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of an initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete an initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the resale of their Founder Shares after those shares convert to shares of our Class A common stock at the time of an initial business combination. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. Pursuant to the Forward Purchase Agreement, we have agreed that we will use our commercially reasonable efforts to file within 30 days after the closing of an initial business combination a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and the underlying Class A common stock) and to cause such registration statement to be declared effective as soon as practicable after it is filed. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make an initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders or their permitted transferees, the Private Placement Warrants owned by our Sponsor, the forward purchase shares and forward purchase warrants owned by Crescent or its permitted transferees or warrants issued in connection with working capital loans are registered for resale.

Because we are neither limited to evaluating target businesses in a particular industry nor have we identified any specific target businesses with which to pursue an initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete an initial business combination with an operating company in any industry or sector, but we will not, under our amended and restated certificate of incorporation, be permitted to effectuate an initial business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to an initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete an initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an initial business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following an initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into an initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into an initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into an initial business combination will not have all of these positive attributes. If we complete an initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of an initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete an initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete an initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete an initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to an initial business combination.

We may issue additional shares of Class A common stock or preferred stock to complete an initial business combination or under an employee incentive plan after completion of an initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class F common stock at a ratio greater than one-to-one at the time of an initial business combination as a result of the anti-dilution provisions described herein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of Class A common stock, par value $0.0001 per share, and 25,000,000 shares of Class F common stock, par value $0.0001 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.0001 per share. Immediately after the Initial Public Offering, there was 455,500,000 and 18,750,000 authorized but unissued shares of Class A and Class F common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not the forward purchase shares or forward purchase warrants upon the conversion of the Class F common stock. Shares of Class F common stock are automatically convertible into shares of our Class A common stock at the time of an initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein.

We may issue a substantial number of additional shares of Class A common stock and may issue shares of preferred stock, in order to complete an initial business combination or under an employee incentive plan after completion of an initial business combination. We may also issue shares of Class A common stock upon conversion of the Class F common stock at a ratio greater than one-to-one at the time of an initial business combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation provides, among other things, that prior to an initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete an initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete an initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete an initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete an initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of an initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete an initial business combination.

Our ability to successfully effect an initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following an initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect an initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following an initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after an initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following an initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of an initial business combination only if they are able to negotiate employment or consulting agreements in connection with it. Such negotiations would take place simultaneously with the negotiation of an initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of an initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of an initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of an initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of an initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect an initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting an initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following an initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of an initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of an initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following an initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Since the completion of the Initial Public Offering and until we consummate an initial business combination, we have engaged and intend to continue to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.

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

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our Sponsor, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our Sponsor have invested in a broad array of sectors. As a result, there may be substantial overlap between companies that would be a suitable initial business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete an initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in “Effecting Our Initial Business Combination—Selection of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of an initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors will lose their entire investment in us if an initial business combination is not completed, a conflict of interest may arise in determining whether a particular initial business combination target business is appropriate for an initial business combination.

On November 29, 2017, our Sponsor purchased 8,625,000 Founder Shares for $25,000. In January 2018, our Sponsor surrendered 1,437,500 Founder Shares to the Company for no consideration, resulting in an aggregate of 7,187,500 Founder Shares outstanding. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the units sold in the Initial Public Offering except that the Founder Shares are shares of Class F common stock which automatically convert into shares of Class A common stock at the time of the Company’s initial business combination and are subject to certain transfer restrictions, as described in more detail below. Up to 937,500 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters within 45 days from the effective date of the registration statement, March 7, 2019. In April 2019, the Underwriters’ over-allotment option expired and as a result our Sponsor forfeited 937,500 shares of Class F common stock, resulting in an aggregate of 6,250,000 Founder Shares outstanding.

The Founder Shares will be worthless if we do not complete an initial business combination. In February 2019, our Sponsor transferred 25,000 Founder Shares to each of Ms. Briscoe and Messrs. Gauthier and Turner, our independent directors (for a total of 75,000 Founder Shares). In addition, our Sponsor has purchased an aggregate of 7,000,000 Private Placement Warrants, each exercisable for one share of our Class A common stock, for a purchase price of $7,000,000 in the aggregate, or $1.00 per warrant, that will also be worthless if we do not complete an initial business combination. Each Private Placement Warrant may be exercised for one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein.

The Founder Shares are identical to the shares of common stock included in the units sold in the Initial Public Offering, except that: (1) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (2) our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to their

Founder Shares and any public shares held by them in connection with the completion of an initial business combination; (b) waive their redemption rights with respect to their Founder Shares and any public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination by the Extension Date; and (c) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete an initial business combination by the Extension Date (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete an initial business combination by such date); (3) the Founder Shares are automatically convertible into shares of our Class A common stock at the time of an initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (4) the Founder Shares are entitled to registration rights. In addition, our officers and directors have entered into letter agreements similar to the one signed by our initial stockholders with respect to any public shares acquired by them, if any.

The personal and financial interests of our Sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following an initial business combination. This risk may become more acute as the Extension Date nears, which is the deadline for the completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of December 31, 2020 to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete an initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

The net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants provided us with $250,000,000 that we may use to complete an initial business combination and pay related fees and expenses.

We may effectuate an initial business combination with a single target business, or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate an initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing an initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to an initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete an initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete an initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete an initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate an initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after an initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to an initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in an initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to an initial business combination. As a result, we may be able to complete an initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of an initial business combination and do not conduct redemptions in connection with an initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete an initial business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete an initial business combination that some of our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate an initial business combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances) may be amended if approved by holders of at least 65% of our common stock who attend and vote in a stockholder meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who beneficially own 20% of our common stock upon the closing of the Initial Public Offering, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by the Extension Date, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete an initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants and the forward purchase securities will represent sufficient equity capital to allow us to complete an initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants and the forward purchase securities prove to be insufficient, either because of the size of an initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with an initial business combination or the terms of negotiated transactions to purchase shares in connection with an initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete an initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete an initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after an initial business combination. If we are unable to complete an initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

Our initial stockholders will hold a substantial interest in us. As a result, they may exert a substantial influence on actions requiring stockholder vote, potentially in a manner that you do not support.

As of December 31, 2020, our initial stockholders own 20% of our outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Our Sponsor has no current intention to purchase additional securities, other than as described in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of an initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination. The forward purchase shares will not be issued until completion of an initial business combination, and, accordingly, will not be included in any stockholder vote until such time.

Our Sponsor paid an aggregate of $25,000, or approximately $0.004 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A common stock.

The difference between the Initial Public Offering price per share (allocating all of the unit purchase price to the common stock and none to the warrant included in the unit) and the pro forma net tangible book value per share of our Class A common stock after the

Initial Public Offering constitutes the dilution to you and the other investors in the Initial Public Offering. Our Sponsor acquired the Founder Shares at a nominal price, significantly contributing to this dilution. Upon the closing of the Initial Public Offering, and assuming no value is ascribed to the warrants included in the units, you and the other public stockholders will incur an immediate and substantial dilution of approximately 93.3% (or $9.33 per share), the difference between the pro forma net tangible book value per share of $0.67 and the initial offering price of $10.00 per unit. This dilution would increase to the extent that the anti-dilution provisions of the Class F common stock result in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class F common stock at the time of an initial business combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust. In addition, because of the anti-dilution protection in the Founder Shares, any equity or equity-linked securities issued in connection with an initial business combination would be disproportionately dilutive to our Class A common stock.

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

Our Warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate an initial business combination.

We issued warrants to purchase 12,500,000 shares of our Class A common stock, at a price of $11.50 per whole share and simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 7,000,000 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. In addition, we may also issue 2,500,000 shares of Class A common stock and approximately 833,333 warrants, each exercisable to purchase one share of Class A common stock in connection with an initial business combination pursuant to the Forward Purchase Agreement. Our initial stockholders hold 6,250,000 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. To the extent we issue shares of Class A common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants and Founder Shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the units in the Initial Public Offering except that, so long as they are held by our Sponsor or its permitted transferees: (1) they will not be redeemable by us; (2) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of an initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights.

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

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete an initial business combination within the prescribed time frame.

We are an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate an initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2020. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete an initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

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

Periods of market volatility may continue to occur in response to pandemics or other events outside of our control. These types of events could adversely affect our operating results. For example, beginning in late 2019, a novel strain of coronavirus, known as COVID-19, has resulted in the extended and continuing closure of many corporate offices, retail stores, and manufacturing facilities and factories, and other businesses around the world. The timing of re-opening businesses is uncertain. The impacts on the global economy and markets from the COVID-19 pandemic have been profound, and the continued impacts are difficult to predict. The extent to which the COVID-19 pandemic may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the pandemic and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results.

If our management team pursues a company with operations or opportunities outside of the United States for an initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for an initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing an initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect an initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

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

If our management following an initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following an initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of an initial business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our Sponsor, certain members of our Board and our officers have interests in the Business Combination that are different from or are in addition to other stockholders.

Our stockholders should be aware that our directors and officers have interests in the Business Combination that may be different from, or in addition to, the interests of our stockholders. These interests include:

•

the fact that our Sponsor, officers (other than our officer who was appointed subsequent to our Initial Public Offering, who does not own any shares of our Common Stock) and directors (including our independent directors) have agreed to waive their redemption rights with respect to any shares of our Common Stock they may hold in connection with the consummation of the Business Combination, including all of the Founder Shares;

•

the fact that our Sponsor has agreed to, in its capacity as the holder of a majority of our Class F Stock, waive the right to a conversion price adjustment with respect to all shares of our Class F Stock in connection with the consummation of the Business Combination, such authority granted to the majority holders of our Class F Stock in our amended and restated certificate of incorporation;

•

the fact that our Sponsor paid an aggregate of $25,000 for 6,250,000 shares of Class F Stock (75,000 of which have been transferred to our independent directors, after giving effect to the (i) surrender of 1,437,500 shares on November 29, 2017 and (ii) forfeiture of 937,500 shares in April 2019) which will be converted into Class A Stock upon the closing of the Business Combination, including the 2,725,000 shares that our Sponsor has agreed to cancel concurrently with the closing of the Business Combination and the Lock-Up Shares which will be subject to release only if the price of Class A Stock trading on NASDAQ or another national securities exchange exceeds certain thresholds during the seven-year period following the closing of the Business Combination and will otherwise be forfeited and canceled for no consideration, but which will have no value if an initial business combination is not consummated by the Extension Date;

•

the fact that our Initial Stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to consummate an initial business combination by the Extension Date;

•

if the Trust Account is liquidated, including in the event we are unable to complete an initial business combination within the required time period, our Sponsor has agreed to indemnify us to ensure that the proceeds in the Trust Account are not reduced below $10.00 per public share, or such lesser per public share amount as is in the Trust Account on the liquidation date, by the claims of prospective target businesses with which we have entered into an acquisition agreement or claims of any third party (other than our independent public accountants) for services rendered or products sold to us, but only if such a third party or target business has not executed a waiver of any and all rights to seek access to the Trust Account;

•

the fact that our Sponsor will have the right to nominate two independent directors of the post-Business Combination Company pursuant to a stockholders agreement to be entered into upon closing of the Business Combination;

•	the anticipated continuation of two of our existing directors, Robert D. Beyer and Todd M. Purdy, as directors of the post-Business Combination Company;

•	the continued indemnification of our existing directors and officers and the continuation of our directors’ and officers’ liability insurance after the Business Combination;

•

the fact that our Sponsor, officers and directors will lose their entire investment in us and will not be reimbursed for any out-of-pocket expenses if we are unable to consummate an initial business combination by the Extension Date;

•

that, as described in the Charter Proposals and reflected in Annex C, our proposed Second Amended and Restated Certificate of Incorporation will be amended to expressly elect not to be bound or governed by, or otherwise subject to, Section 203 of the DGCL, thereby removing certain restrictions on business combinations with interested stockholders (which amendment will become effective 12 months after the Second Amended and Restated Certificate of Incorporation is filed and becomes effective);

•

that, at the closing of the Business Combination we will enter into the Amended and Restated Registration Rights Agreement, which provides for registration rights to, among others, our Sponsor, Crescent and their permitted transferees;

•

that Crescent has entered into the Forward Purchase Agreement with the Company, pursuant to which Crescent has committed to purchase, subject to the terms and conditions set forth in the Forward Purchase Agreement, including a lock-up period that restricts the transfer of securities issued pursuant to the Forward Purchase Agreement and registration rights granted thereto, an aggregate of 2,500,000 shares of Class A Stock plus 833,333 Warrants for an aggregate purchase price of $25,000,000 in cash in a private placement that will close immediately prior to the Business Combination, which such commitment Crescent may assign, in whole or in part, to certain transferees, including, but not limited to, its current or prospective limited partners (Crescent and such possible transferees together comprising the Forward Purchasers); and

•

that Crescent, either alone or with our Sponsor, has the right but not the obligation to purchase immediately prior to the closing of the Business Combination additional shares of Class A Stock at a purchase price of $10.00 per share, subject to reasonably acceptable terms to be provided in a separate agreement, to the extent our total cash proceeds are less than $250,000,000.

We have not registered the shares of Class A Stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its Warrants except on a cashless basis and potentially causing such Warrants to expire worthless.

We have not registered the shares of Class A Stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time. However, under the terms of the Warrant Agreement, dated March 7, 2019, by and between the Company and Continental Stock Transfer & Trust Company, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A Stock issuable upon exercise of the Warrants, until the expiration of the Warrants in accordance with the provisions of such Warrant Agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in such registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act, we will be required to permit holders to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Class A Stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A Stock included in such units. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A Stock for sale under all applicable state securities laws.

The exercise price for our Warrants is higher than in some similar blank check company offerings in the past, and, accordingly, the Warrants are more likely to expire worthless.

The exercise price of our Warrants is higher than is typical with many similar blank check companies in the past. Historically, with regard to units offered by blank check companies, the exercise price of a Warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our Warrants is $11.50 per share, subject to adjustment as provided herein. As a result, the Warrants are less likely to ever be in the money and more likely to expire worthless.

Because each unit contains one-half of one Warrant and only a whole Warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one Warrant. Because, pursuant to the Warrant Agreement that governs such Warrants, the Warrants may only be exercised for a whole number of shares, only a whole Warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the Warrants upon consummation of an initial business combination since the Warrants will be exercisable in the aggregate for one-half of the number of shares compared to Units that each contain a Warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a Warrant to purchase one whole share.

Warrants will become exercisable for our Class A Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We issued Warrants to purchase 12,500,000 shares of Class A Stock as part of our Initial Public Offering and, on the Initial Public Offering closing date, we issued Private Placement Warrants to our Sponsor to purchase 7,000,000 shares of our Class A Stock, in each case at $11.50 per share. In addition, prior to consummating an initial business combination, nothing prevents us from issuing additional securities in a private placement so long as they do not participate in any manner in the Trust Account or vote as a class with the Common Stock on an initial business combination. We expect to issue 2,500,000 shares of Class A Stock plus 833,333 Warrants to the Forward Purchasers pursuant to the Forward Purchase Agreement immediately prior to an initial business combination. The shares of Class A Stock issued pursuant to the Forward Purchase Agreement and additional shares of our Class A Stock issued upon exercise of our Warrants will result in dilution to the then existing holders of our Class A Stock and increase the number of shares eligible for resale in the public market.

Pursuant to the Sponsor Support Agreement entered into in connection with the Business Combination, our Sponsor agreed to the cancelation of (i) 7,000,000 Warrants acquired by our Sponsor pursuant to a private placement in connection with the initial public offering of the Company at a purchase price of $1.00 per warrant and (ii) 2,725,000 shares of Class F Stock held by our Sponsor, in each case, for no consideration and concurrent with and contingent upon the consummation of the Business Combination. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A Stock.

Even if we consummate an initial business combination, there is no guarantee that the Public Warrants will ever be in the money, and they may expire worthless and the terms of our Warrants may be amended.

The exercise price for our Warrants is $11.50 per share of Class A Stock. There is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

Following the Business Combination, the price of our securities may fluctuate significantly due to the market’s reaction to the Business Combination and general market and economic conditions. An active trading market for our securities following the Business Combination may never develop or, if developed, it may not be sustained. In addition, the price of our securities after the Business Combination can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities are not listed on, or become delisted from, NASDAQ for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on NASDAQ or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

If, following the Business Combination, securities or industry analysts do not publish or cease publishing research or reports about the post-Business Combination Company, its business, or its market, or if they change their recommendations regarding our Class A Stock adversely, then the price and trading volume of our Class A Stock could decline.

The trading market for our Class A Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us or the post-Business Combination Company. If no securities or industry analysts commence coverage of the post-Business Combination Company, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover the post-Business Combination Company change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A Stock would likely decline. If any analyst who may cover us were to cease coverage of the post-Business Combination Company or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Our amended and restated certificate of incorporation includes a forum selection clause.

Subject to certain limitations, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware shall be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring: (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (c) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (d) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine, except for, as to each of (a) through (d) above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under SOX, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following March 12, 2024, the fifth anniversary of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our Common Stock less attractive if we choose to rely on these exemptions. If some investors find our Common Stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Common Stock and the price of our Common Stock may be more volatile. LiveVox Holdings, Inc., a Delaware corporation (“LiveVox”) had net revenues during calendar year 2019 of $92.7 million. If the post-Business Combination Company expands its business through acquisitions and/or continues to grow revenues organically post-Business Combination, we may cease to be an emerging growth company prior to March 12, 2024.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our Class A Stock less attractive because we will rely on these exemptions. If some investors find our Class A Stock less attractive as a result, there may be a less active trading market for our Class A Stock and our stock price may be more volatile.

There is no guarantee that a stockholder’s decision whether to redeem its shares for a pro rata portion of the Trust Account will put the stockholder in a better future economic position.

We can give no assurance as to the price at which a stockholder may be able to sell its public shares in the future following the consummation of the Business Combination or any alternative business combination. Certain events following the consummation of any initial business combination, including the Business Combination, may cause an increase in our share price, and may result in a lower value realized now than a stockholder of the Company might realize in the future had the stockholder not redeemed its shares.

Similarly, if a stockholder does not redeem its shares, the stockholder will bear the risk of ownership of the public shares after the consummation of any initial business combination, and there can be no assurance that a stockholder can sell its shares in the future for a greater amount than the redemption price set forth in the proxy statement. A stockholder should consult the stockholder’s own tax and/or financial advisor for assistance on how this may affect his, her or its individual situation.

Our stockholders who wish to redeem their shares for a pro rata portion of the Trust Account must comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline. If stockholders fail to comply with the redemption requirements specified in the proxy statement, they will not be entitled to redeem their shares of our Class A Stock for a pro rata portion of the funds held in our Trust Account.

Our public stockholders who wish to redeem their shares for a pro rata portion of the Trust Account must, among other things (i) submit a request in writing and (ii) tender their certificates to our Transfer Agent or deliver their shares to the Transfer Agent electronically through the DWAC system at least two business days prior to the Special Meeting. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our Transfer Agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the Transfer Agent. However, because we do not have any control over this process or over the brokers, which we refer to as “DTC,” it may take significantly longer than two weeks to obtain a physical stock certificate. If it takes longer than anticipated to obtain a physical certificate, stockholders who wish to redeem their shares may be unable to obtain physical certificates by the deadline for exercising their redemption rights and thus will be unable to redeem their shares.

Stockholders electing to redeem their shares will receive their pro rata portion of the Trust Account less franchise and income taxes payable, calculated as of two business days prior to the anticipated consummation of the Business Combination.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with an initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

If, despite our compliance with the proxy rules, a stockholder fails to receive our proxy materials, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy materials that we are furnishing to holders of our public shares in connection with an initial business combination describes the various procedures that must be complied with in order to validly redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We will be subject to income taxes in the United States, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations or interpretations thereof; or

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and NASDAQ. In particular, we are required to comply with certain SEC, NASDAQ and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

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

HOLDERS

On February 22, 2021, there was one holder of record of our units, one holder of record of our Class A common stock and two holders of record of our warrants.

DISTRIBUTION POLICY

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

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

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of an initial business combination or (B) subsequent to an initial business combination, (x) if the last sale price of the Company’s Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property.

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

The Sponsor purchased an aggregate of 7,000,000 Private Placement Warrants at a price of $1.00 per warrant for an aggregate purchase price of $7,000,000 in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of equity or equity-linked securities). $5,000,000 of the proceeds of the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account such that, at the closing of the Initial Public Offering, $250,000,000 was held in the Trust Account. If an initial business combination is not completed by the Extension Date, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

OVERVIEW

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate an initial business combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants and the forward purchase securities, our capital stock, debt or a combination of cash, stock and debt.

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

As indicated in the accompanying consolidated financial statements, we had cash of $306,626 as of December 31, 2020. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure that our plans to raise capital or to complete an initial business combination will be successful.

Agreement for Business Combination

On January 13, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Function Acquisition I Corp, a Delaware corporation and our direct, wholly owned subsidiary (“First Merger Sub”), Function Acquisition II LLC, a Delaware limited liability company and our direct, wholly owned subsidiary (“Second Merger Sub”), LiveVox Holdings, Inc., a Delaware corporation (“LiveVox”), and GGC Services Holdco, Inc., a Delaware corporation, solely in its capacity as the representative, agent and attorney-in-fact of the stockholder of LiveVox (in such capacity, the “Stockholder Representative”). The Merger Agreement provides for, among other things, (i) the merger of First Merger Sub with and into LiveVox, with LiveVox continuing as the surviving corporation (the “Surviving Corporation”) and becoming our direct, wholly owned subsidiary as a consequence (the “First Merger”) and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of the Surviving Corporation with and into Second Merger Sub with Second Merger Sub continuing as the surviving entity, which will be renamed such name as LiveVox shall designate no later than five business days prior to the closing of the transaction (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”), in each case, in accordance with the terms and subject to the conditions of the Merger Agreement. Following the closing of the Business Combination, we will own, directly or indirectly, all the stock of LiveVox and its direct and indirect subsidiaries and LiveVox TopCo, LLC, a Delaware limited liability company and the sole stockholder of LiveVox as of immediately prior to the effective time of the First Merger (the “LiveVox Stockholder”) will hold a portion of the Company’s stock.

LiveVox is a next-generation contact center platform that powers more than 14 billion transactions a year. By seamlessly integrating omnichannel communications, CRM, and WFO, LiveVox delivers exceptional agent and customer experiences, while helping to reduce compliance risk. LiveVox’s reliable, easy-to-use technology enables effective engagement strategies on channels of choice to help drive contact center performance.

For additional information regarding LiveVox, the Merger Agreement and the Business Combination, see the Proxy Statement/Prospectus initially filed by the Company on February 11, 2021.

Extension Meeting

We mailed to our shareholders of record as of January 22, 2021, a definitive proxy statement for a special meeting of shareholders to be held on February 17, 2021 (the “Special Meeting”) to approve an extension of time for us to complete an initial business combination through June 30, 2021. The Charter Extension and Trust Extension Proposals were approved, providing our shareholders with more time to evaluate our Business Combination.

In connection with the vote to approve the Charter Extension and Trust Extension Proposals, the holders of 12,238 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.14 per share, for an aggregate redemption amount of $124,138. As such, only approximately 0.05% of the Class A ordinary shares were redeemed and approximately 99.95% of the Class A ordinary shares remain outstanding. After the satisfaction of such redemptions, the balance in our trust account will be $253,467,308.

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

On March 11, 2020, the World Health Organization officially declared the outbreak of the novel coronavirus (“COVID-19”) a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID- 19 or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

Included in general and administrative expenses on the accompanying consolidated statements of operations, during the years ended December 31, 2020 and 2019, our principal operating expenses included $2,795,651 and $189,670, respectively, for professional, insurance and regulatory costs, $200,000 and $200,000, respectively, in franchise taxes, $149,164 and $38,890, respectively, in consulting and travel costs and $120,000 and $98,065, respectively, in administrative fees to an affiliate of the Sponsor. Further, during the years ended December 31, 2020 and 2019, we generated $910,070 and $4,472,458, respectively, of interest income on the U.S. Treasury bills in the Trust Account. Such interest income is currently taxable and results in a provision for income taxes of $136,730 and $1,195,607 during the years ended December 31, 2020 and 2019, respectively, since the majority of our operating expenses are considered start-up costs and are not currently deductible. We will periodically withdraw funds from the Trust Account to fund the payment of income and franchise taxes.

Following the closing of our Initial Public Offering in March 2019, we have not generated, and will not generate, any operating revenues until after completion of an initial business combination. As discussed above, we currently generate non-operating income in the form of interest income on cash and cash equivalents after our Initial Public Offering and such income generates a currently payable provision for income taxes on such income since our operating expenses are considered start-up expenses and are not currently deductible. In addition to our taxes, administrative fees to an affiliate of the Sponsor and costs associated with our public reporting, we expect to incur increased expenses for our due diligence and other costs of identifying, documenting and closing a business combination and such costs are expected to be very significant and will vary with the stage of development of a business combination. We intend to pay our income and franchise taxes from the income of the Trust Account.

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

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting fees) to complete an initial business combination. We may withdraw interest to pay taxes. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020 and 2019, we had available to us $306,626 and $1,126,200, respectively, of cash held outside the Trust Account as well as certain amounts we may draw from the Trust Account to fund our taxes (as described above). We believe that such sources of liquidity are adequate to fund our operations for at least the next 12 months. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay our professional and other costs of being a public company and pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes. We do not expect to have any capital expenditures during 2021, except as may be incurred in connection with an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Unless and until we complete an initial business combination, we expect our primary liquidity requirements until the Extension Date to include legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; legal and accounting fees related to regulatory reporting requirements; NASDAQ and other regulatory fees; office space, administrative, consulting and support services provided under an agreement with our Sponsor and other working capital needs. In addition, we expect to use a portion of the funds not being placed in our Trust Account to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

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

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of an initial business combination or (B) subsequent to an initial business combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

The Sponsor purchased an aggregate of 7,000,000 Private Placement Warrants at a price of $1.00 per warrant for an aggregate purchase price of $7,000,000 in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of equity or equity-linked securities). $5,000,000 of the proceeds of the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account such that, at the closing of the Initial Public Offering, $250,000,000 was held in the Trust Account. If an initial business combination is not completed by the Extension Date from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. On February 17, 2021, our shareholders approved to extend the date by which we must consummate an initial business combination from March 12, 2021 to June 30, 2021.

The Sponsor and the Company’s officers and directors will agree, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of an initial business combination. In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor’s agreement to purchase up to an additional 750,000 Private Placement Warrants also expired.

Forward Purchase Agreement

On February 26, 2019, the Company entered into the Forward Purchase Agreement, which was subsequently amended on January 13, 2021, pursuant to which Crescent, in its capacity as investment advisor on behalf of the Crescent Funds, has committed on behalf of the Crescent Funds, to purchase, subject to the terms and conditions set forth the Forward Purchase Agreement, including obtaining fund-level approvals by the relevant investment committee and/or other governing body of such funds, the Forward Purchase Units, each consisting of one share of the Company’s Class A common stock (such shares of Class A common stock to be issued pursuant to the Forward Purchase Agreement, the “Forward Purchase Shares”) and one-third of one warrant to purchase one share of the Company’s

Class A common stock (such warrants to be issued pursuant to the Forward Purchase Agreement, the “Forward Purchase Warrants”), for $10.00 per unit, or an aggregate amount of $25,000,000, in a private placement that will close immediately prior to the closing of an initial business combination. The Forward Purchase Warrants will have the same terms as the Private Placement Warrants so long as they are held by the Crescent Fund Purchaser or its permitted transferees, and the Forward Purchase Shares will be identical to the Public Shares sold in the Initial Public Offering, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights. Any Forward Purchase Warrant held by a holder other than a Crescent Fund Purchaser or its permitted transferees will have the same terms as the Warrants included in the Units sold in the Initial Public Offering.

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

As of December 31, 2020 and 2019, an affiliate of the Company paid administrative expenses of $624,013 and $454,757, respectively, of which $623,520 and $333,063 were repaid, respectively, for a net of $493 and $121,694, respectively, which are reflected in the accompanying balance sheets. These amounts are due on demand and are non-interest bearing.

Administrative Support Agreement

On March 7, 2019, the Company entered into an agreement to pay $10,000 a month for office space, utilities, administrative and support services to an affiliate of the Sponsor and will terminate the agreement upon the earlier of an initial business combination or the liquidation of the Company. For the years ended December 31, 2020 and 2019, the Company incurred expenses of $120,000 and $98,065, respectively, which are included in general and administrative expenses on the consolidated statements of operations, of which $0 and $60,000 were payable as of December 31, 2020 and 2019, respectively, and included in accounts payable and accrued expenses on the accompanying balance sheets.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

In addition to the discussion below, our critical accounting policies are further described in Note 2. Summary of Significant Accounting Policies to our accompanying consolidated financial statements.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s

Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock will be affected by charges against additional paid-in capital. Accordingly, as of December 31, 2020 and 2019, 23,762,298 and 24,011,445, respectively, of the 25,000,000 Public Shares were classified outside of permanent equity.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Section 4(a)(2) of the Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

New Accounting Standards

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein. No unaudited quarterly operating data is included in this prospectus, as we have conducted no operations to date.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on November 17, 2017 for the purpose of effecting an initial business combination. As of December 31, 2020, we had not commenced any operations or generated any revenues. All activity through December 31, 2020 relates to our formation and our Initial Public Offering and subsequent to the Initial Public Offering, efforts have been directed toward locating and completing a suitable initial business combination. Net proceeds of $250,000,000 from the Initial Public Offering and the private placement that closed in March 2019 were deposited into a Trust Account that invests solely in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government obligations. As of December 31, 2020, there was $253,628,041 in the Trust Account. We have not engaged in any hedging activities since our incorporation. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements included in this annual report on Form 10-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Title
Robert D. Beyer	61	Executive Chairman
Jean-Marc Chapus	61	Chairman of the Board
Todd M. Purdy	46	Chief Executive Officer and Director
Christopher G. Wright	48	President
Al Hassanein	41	Chief Financial Officer and Treasurer
George P. Hawley	53	General Counsel and Secretary
Kathleen S. Briscoe	61	Director
John J. Gauthier	59	Director
Jason D. Turner	53	Director
Sandra V. Naftzger	60	Director

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

Todd M. Purdy has served as our Chief Executive Officer since November 2018. Mr. Purdy is a seasoned private equity investor with 23 years of investment industry experience. Most recently, Mr. Purdy was a Partner at Leonard Green & Partners, a leading private equity investment firm based in Los Angeles, California, where he focused on investments in the consumer, retail and services sectors. During Mr. Purdy’s tenure with the firm from 2000 to 2018, LGP grew significantly from investing its third fund, a $1.2 billion pool of committed capital, to investing its seventh fund, a $9.6 billion pool of committed capital. During this time, Mr. Purdy was involved in the acquisitions of 12 portfolio companies, representing more than $15 billion of transaction enterprise value, which collectively completed more than 40 follow-on acquisitions. Prior to LGP, Mr. Purdy was an investment banker with Donaldson, Lufkin & Jenrette in Los Angeles and London. Mr. Purdy graduated from the Honors Business Administration Program at the Ivey Business School at Western University in Canada.

We believe Mr. Purdy’s significant investment and financial expertise make him well qualified to serve as a member of our board of directors.

Christopher G. Wright has served as our President since November 2017. Mr. Wright is a Managing Director, the Head of Private Markets, a member of Crescent Capital’s Management Committee and a member of the board of directors of Crescent Capital BDC, Inc. Prior to joining Crescent in 2001, Mr. Wright completed the Financial Management Program with the General Electric Company and upon completion, worked in various finance roles within GE Industrial Systems. Mr. Wright is a current and former member or observer of the Board of numerous private companies, including the lead Director of Savers, Inc. In addition, Mr. Wright is a member of the board of directors of other non-profit organizations including St. Raphael School Development Board. Mr. Wright received his MBA from Harvard Business School and his BA from Michigan State University.

Al Hassanein has served as our Chief Financial Officer and Treasurer since October 2019. Mr. Hassanein is also the Controller of Crescent since September 2017. Prior to joining Crescent, Mr. Hassanein served as Vice President and Assistant Controller at American Capital, Ltd., a position he held from August 2008 until June 2017. He started his career at Deloitte after receiving his BS in Accounting and Finance from the University of Maryland at College Park and is an active Certified Public Accountant.

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

Kathleen S. Briscoe serves as a member of our board of directors. Ms. Briscoe has been a private investor continually since 2004. In addition, Ms. Briscoe has served as Partner, Chief Capital Officer for Dermody Properties since March 2018. Ms. Briscoe was the Chief Investment Officer and Chief Operating Officer Real Estate of Cordia Capital Management from November 2013 to February 2017, served as a real estate consultant to Institutional Real Estate, Inc. and Crosswater Realty Advisors from November 2011 to November 2013, and was the Chief Investment Officer of IDS Real Estate Group from March 2009 to October 2011. Prior to that, Ms. Briscoe was a managing director at Buchanan Street Partners and an Executive Vice President at Lowe Enterprises Investors. Ms. Briscoe is a current director of Crescent Capital BDC, Inc., a business development company managed by an affiliate of Crescent, Resmark Equity Partners, LLC and Griffin Capital Essential Assets REIT, Inc. Ms. Briscoe is also a member of the National Association of Corporate Directors. Ms. Briscoe received her MBA from Harvard Business School and her BA from Dartmouth College.

We believe Ms. Briscoe’s significant investment and financial expertise make her well qualified to serve as a member of our board of directors.

John J. Gauthier, CFA serves as a member of our board of directors. Mr. Gauthier runs his own investment governance consulting company, JJG Advisors, LLC and is a Partner at Talcott Capital Partners, a third party, investment placement agent. Mr. Gauthier served as EVP and Chief Investment Officer from February 2010 to February 2017 and SVP and Chief Investment Officer from October 2008 to February 2010 at Allied World Assurance Company Holdings, AG. He remained an employee of Allied World Assurance Company Holdings, AG, through January 2018. Additionally, Mr. Gauthier was President of Allied World Financial Services from September 2012 to February 2017. Prior to his time at Allied, Mr. Gauthier was a Managing Director at Goldman, Sachs & Co. He was also a Managing Director at Conning Asset Management. Mr. Gauthier is a member of the board of directors of Reinsurance Group of America and was a member of the board of directors of MatlinPatterson Asset Management, L.P. from November 2012 to February 2017 and of Blue Vista Capital Management from October 2014 to February 2017. He is also a board member of Middlesex Health Systems (Middletown, CT). Mr. Gauthier received his MBA from The Wharton School, University of Pennsylvania and his BS from Quinnipiac University.

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

NUMBER, TERMS OF OFFICE AND ELECTION OF OFFICERS AND DIRECTORS

Our board of directors consists of seven members. Our board of directors are divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. The term of office of the first class of directors, consisting of Ms. Briscoe and Mr. Gauthier, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Turner and Ms. Naftzger, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Chapus, Beyer and Purdy, will expire at the third annual meeting of stockholders.

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

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on NASDAQ through the earlier of consummation of an initial business combination and our liquidation, we will pay an affiliate of our Sponsor a total of $10,000 per month, up to the Extension Date for office space, utilities, administrative and support services. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or any of their affiliates.

After the completion of an initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of an initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of an initial business combination should be a determining factor in our decision to proceed with any potential business combination.

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

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

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

Prior to an initial business combination, the board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

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

After the completion of an initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of an initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after an initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

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

In the table below, percentage ownership is based on 25,000,000 shares of our Class A common stock, which includes Class A common stock underlying the units sold in our Initial Public Offering, and 6,250,000 shares of our Class F common stock outstanding as of February 22, 2021. Voting power represents the combined voting power of Class A common stock and Class F common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class F common stock vote together as a single class. Currently, all of the shares of Class F common stock are convertible into shares of Class A common stock on a one-for-one basis. The table below does not include the shares of Class A common stock underlying the Private Placement Warrants held or to be held by our officers or Sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class F Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
CFI Sponsor LLC (our sponsor)(2)(3)	-	-	6,175,000	98.8%	19.8%
Crescent Capital Group LP(3)	-	-	6,175,000	98.8%	19.8%
Mark Attanasio(3)	-	-	6,175,000	98.8%	19.8%
Robert D. Beyer(3)	-	-	6,175,000	98.8%	19.8%
Jean-Marc Chapus(3)	-	-	6,175,000	98.8%	19.8%
Todd M. Purdy(3)	-	-	6,175,000	98.8%	19.8%
Christopher G. Wright	-	-	-	-	-
Al Hassanein	-	-	-	-	-
George P. Hawley	-	-	-	-	-
Sandra V. Naftzger	-	-	-	-	-
Kathleen S. Briscoe(2)	-	-	25,000	*	*
John J. Gauthier(2)	-	-	25,000	*	*
Jason D. Turner(2)	-	-	25,000	*	*
HGC Investment Management Inc.(4)	2,004,504	8.0%	-	-	6.4%
Polar Asset Management Partners Inc.(5)	2,220,867	8.9%	-	-	7.1%
Magnetar Financial LLC(6)	1,886,800	7.5%	-	-	6.0%
EJF Capital LLC(7)	1,450,000	5.8%	-	-	4.6%
All directors and executive officers as a group (10 individuals)	-	-	6,250,000	100.0%	20.0%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 11100 Santa Monica Boulevard, Suite 2000, Los Angeles, CA 90025.
(2)

Interests shown consist solely of Founder Shares. Such shares will automatically convert into shares of Class A common stock at the time of an initial business combination on a one-for-one basis, subject to adjustment.

(3)

CFI Sponsor LLC is the record holder of the shares reported herein. Crescent Capital Group LP, Beyer Family Interests LLC and TSJD Family LLC control the voting and investment decisions with respect to such Class F Shares held by CFI Sponsor LLC. Messrs. Attanasio and Chapus are the managing members of Crescent Capital Group LP. Mr. Beyer is a managing member of Beyer Family Interests LLC. Mr. Purdy is a managing member of TSJD Family LLC. As such, Messrs. Attanasio, Chapus, Beyer and Purdy may be deemed to have beneficial ownership of the Class F Common Stock held by CFI Sponsor LLC.

(4)

According to a Schedule 13G filed with the SEC on February 14, 2020, HGC Investment Management Inc. serves as the investment manager to HGC Arbitrage Fund LP. HGC Investment Management Inc. has voting and dispositive power with regard to the 2,004,504 shares of the Company and their business address is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada.

(5)

According to a Schedule 13G filed with the SEC on February 8, 2021, Polar Asset Management Partners Inc. serves as the investment manager to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company and certain managed accounts. Polar Asset Management Partners Inc. has voting and dispositive power with regard to the 2,220,867 shares of the Company and their business address is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(6)

According to a Schedule 13G filed with the SEC on February 13, 2020, Magnetar Financial LLC, a Delaware limited liability company (“Magnetar Financial”) shares voting and dispositive power with Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz with regard to the 1,886,800 shares of the Company. These shares are held for Magnetar Constellation Master Fund, Ltd, Magnetar Constellation Fund II, Ltd, Magnetar Xing He Master Fund Ltd, Magnetar SC Fund Ltd, and Magnetar Capital Master Fund Ltd, all Cayman Islands exempted companies, collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the common Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners LP serves as the sole member and parent holding company of Magnetar Financial. Supernova Management LLC is the general partner of Magnetar Capital Partners LP. The manager of Supernova Management LLC is Alec N. Litowitz. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(7)

According to a Schedule 13G filed with the SEC on January 15, 2021, each of EJF Debt Opportunities Master Fund, L.P. and EJF Debt Opportunities Master Fund II, LP is the record owner of 1,118,529 and 331,471, respectively, shares of Class A Stock. EJF Debt Opportunities GP, LLC serves as the general partner of EJF Debt Opportunities Master Fund, L.P. and as investment manager of an affiliate thereof, and may be deemed to share beneficial ownership of the Class A Stock of which EJF Debt Opportunities Master Fund, L.P. is the record owner. EJF Debt Opportunities II GP, LLC serves as the general partner of EJF Debt Opportunities Master Fund II, LP and as investment manager of an affiliate thereof, and may be deemed to share beneficial ownership of the Class A Stock of which EJF Debt Opportunities Master Fund II, LP is the record owner. EJF Capital LLC is the sole member and manager of EJF Debt Opportunities GP, LLC and EJF Debt Opportunities II GP, LLC, and may be deemed to share beneficial ownership of the Class A Stock of which EJF Debt Opportunities GP, LLC and EJF Debt Opportunities II GP, LLC may share beneficial ownership. Emanuel J. Friedman is the controlling member of EJF Capital LLC and may be deemed to share beneficial ownership of the Class A Stock of which EJF Capital LLC may share beneficial ownership. The address of the principal business office of each of EJF Capital LLC, Emanuel J. Friedman, EJF Debt Opportunities Master Fund, L.P., EJF Debt Opportunities GP, LLC, EJF Debt Opportunities Master Fund II, LP and EJF Debt Opportunities II GP, LLC is 2107 Wilson Boulevard, Suite 410, Arlington, Virginia 22201.

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

Our Sponsor purchased an aggregate of 7,000,000 Private Placement Warrants at a price of $1.00 per warrant ($7,000,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Private Placement Warrants may be exercised only for a whole number of shares. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of an initial business combination.

We have entered into a forward purchase agreement pursuant to which Crescent, in its capacity as investment advisor on behalf of one or more Crescent Funds, has committed on behalf of the Crescent Funds, to purchase, subject to the terms and conditions set forth in such agreement as described below, an aggregate of 2,500,000 forward purchase units, consisting of the forward purchase shares and the forward purchase warrants, for $10.00 per unit, or an aggregate amount of $25,000,000, in a private placement that will close simultaneously with the closing of an initial business combination. Crescent will determine prior to the announcement of an initial business combination the particular Crescent Fund or Funds, if any, the Crescent Fund Purchasers. The sale of these forward purchase units will, if the relevant conditions are satisfied, result in gross proceeds to us necessary to enable us to consummate an initial business combination and pay related fees and expenses, after first applying amounts available to us from the Trust Account (after paying the deferred underwriting discount and giving effect to any redemptions of public shares), plus any additional amounts to be retained by the post-business combination company for working capital or other purposes. To the extent that we obtain alternative financing to fund an initial business combination, the aggregate commitment under the forward purchase agreement will be reduced by the amount of such alternative financing. Crescent will allocate the obligation to purchase the forward purchase units to a Crescent Fund if and only if, as applicable: (i) the investment has been approved by the investment committee, board of directors and/or limited partner advisory board of such Crescent Fund; and (ii) an initial business combination shall be consummated with a company engaged in a business that is within the investment objectives, guidelines and restrictions of such Crescent Fund and not in violation of any conflicts of interest provisions applicable to such Crescent Fund or Crescent.

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

The forward purchase agreement also provides that the Crescent Fund Purchasers and any of their permitted transferees will be entitled to certain registration rights with respect to their forward purchase shares, including the Class A common stock underlying their forward purchase warrants. The forward commitment of Crescent, on behalf of the Crescent Funds, to purchase securities pursuant to the forward purchase agreement is intended to provide us with a minimum funding level for an initial business combination. The proceeds from the sale of the forward purchase units may be used as part of the consideration to the sellers in an initial business combination, expenses in connection with an initial business combination or for working capital in the post-business combination company. Subject to the conditions in the forward purchase agreement, the purchase of the forward purchase units will be binding obligations of the Crescent Fund Purchasers, regardless of whether any shares of Class A common stock are redeemed by our public stockholders in connection with an initial business combination.

We entered into an Administrative Services Agreement pursuant to which we pay an affiliate of our Sponsor a total of $10,000 per month, until the Extension Date, for office space, utilities, administrative and support services. Upon completion of an initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of an initial business combination takes until the Extension Date, an affiliate of our Sponsor will be paid a total of $240,000 ($10,000 per month) for office space, utilities, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After an initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider an initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

Item 14. Principal Accountant Fees and Services

Fees for professional services provided by our independent registered public accounting firm are as follows:

	For the years ended December 31,
	2020	2019
Audit fees(1)	$69,874	$66,165
Audit-related fees(2)	-	-
Tax fees(3)	11,625	7,500
All other fees(4)	-	-
Total	$81,499	$73,665

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

2.1

Agreement and Plan of Merger, dated as of January  13, 2021, by and among Crescent Acquisition Corp, Function Acquisition I Corp, Function Acquisition II LLC, LiveVox Holdings, Inc. and GGC Services Holdco, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on January 14, 2021).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 13, 2019).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 22, 2021).

4.4	Warrant Agreement, dated March 7, 2019, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on March 13, 2019).

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

10.4	Administrative Services Agreement, dated March 7, 2019, between the Company and Crescent Capital Group LP (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 13, 2019).

10.5	Sponsor Warrants Purchase Agreement, dated January 12, 2018, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on March 13, 2019).

10.6	Indemnity Agreement, dated March 7, 2019, between the Company and Robert D. Beyer (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on March 13, 2019).

10.7	Indemnity Agreement, dated March 7, 2019, between the Company and Jean-Marc Chapus (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on March 13, 2019).

10.8	Indemnity Agreement, dated March 7, 2019, between the Company and Todd M. Purdy (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on March 13, 2019).

10.9	Indemnity Agreement, dated March 7, 2019, between the Company and Christopher G. Wright (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on March 13, 2019).

10.10	Indemnity Agreement, dated March 7, 2019, between the Company and George P. Hawley (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on March 13, 2019).

10.11	Indemnity Agreement, dated March 7, 2019, between the Company and Kathleen S. Briscoe (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on March 13, 2019).

10.12	Indemnity Agreement, dated March 7, 2019, between the Company and John J. Gauthier (incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on March 13, 2019).

10.13	Indemnity Agreement, dated March 7, 2019, between the Company and Jason D. Turner (incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on March 13, 2019).

10.14

Amendment No. 1 to the Investment Management Trust Agreement, dated as of February 17, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 22, 2021).

10.15

Forward Purchase Agreement, dated as of January 13, 2021, by and between Crescent Acquisition Corp and Crescent Capital Group Holdings LP (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 14, 2021).

10.16	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 14, 2021).

10.17

Sponsor Support Agreement, dated as of January 13, 2021, by and among Crescent Acquisition Corp, LiveVox Holdings, Inc., CFI Sponsor LLC and the parties set forth on Schedule A thereto (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 14, 2021).

10.18

Stockholder Support Agreement, dated as of January 13, 2021, by and among Crescent Acquisition Corp, LiveVox Holdings, Inc., GGC Services Holdco, Inc. and LiveVox TopCo, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 14, 2021).

10.19

Share Escrow Agreement, dated as of January 13, 2021, by and among Crescent Acquisition Corp, LiveVox Holdings, Inc., CFI Sponsor LLC, Kathleen S. Briscoe, John J. Gauthier and Jason D. Turner (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on January 14, 2021).

10.20

Finders Agreement, dated as of January 13, 2021, by and among Crescent Acquisition Corp and Neuberger Berman BD LLC (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on January 14, 2021).

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

None.

CRESCENT ACQUISITION CORP

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Crescent Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crescent Acquisition Corp (the “Company”), as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 30, 2021 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2017.

New York, New York

March 2, 2021

CRESCENT ACQUISITION CORP

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
Assets
Current assets:
Cash	$306,626	$1,126,200
Prepaid expenses	27,353	108,675
Other assets	23,000	-
Total current assets	356,979	1,234,875
Cash and investments held in Trust Account	253,628,041	253,569,459
Total assets	$253,985,020	$254,804,334
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,611,543	$326,401
Accrued franchise and income taxes	-	491,781
Advance from related party	493	121,694
Total current liabilities	2,612,036	939,876
Deferred underwriting fee payable	8,750,000	8,750,000
Total liabilities	11,362,036	9,689,876
Commitments and Contingencies
Class A common stock subject to possible redemption, 23,762,298 and 24,011,445 shares at redemption value of approximately $10.00 per share as of December 31, 2020 and 2019, respectively	237,622,980	240,114,450
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,237,702 and 988,555 shares issued and outstanding (excluding 23,762,298 and 24,011,445 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	124	99
Class F common stock, $0.0001 par value; 25,000,000 shares authorized; 6,250,000 shares issued and outstanding as of December 31, 2020 and 2019	625	625
Additional paid-in capital	4,748,125	2,256,679
Retained earnings	251,130	2,742,605
Total stockholders’ equity	5,000,004	5,000,008
Total liabilities and stockholders’ equity	$253,985,020	$254,804,334

See accompanying notes to consolidated financial statements.

CRESCENT ACQUISITION CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2020	2019
Revenues	$-	$-
General and administrative expenses	(3,264,815)	(526,625)
Loss from operations	(3,264,815)	(526,625)
Interest income on Trust Account	910,070	4,472,458
(Loss) income before income taxes	(2,354,745)	3,945,833
Provision for income taxes	(136,730)	(1,195,607)
Net (loss) income	$(2,491,475)	$2,750,226
Net (loss) income per share information:
Weighted average Class A common stock outstanding (basic and diluted)	25,000,000	25,000,000
Net income per Class A common stock (basic and diluted)	$0.02	$0.12
Weighted average Class F common stock outstanding (basic and diluted)	6,250,000	6,250,000
Net loss per Class F common stock (basic and diluted)	$(0.49)	$(0.05)

See accompanying notes to consolidated financial statements.

Crescent Acquisition Corp

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class F		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2018	-	$-	7,187,500	$719	$24,281	$(7,621)	$17,379
Sale of units in Initial Public Offering	25,000,000	2,500	-	-	249,997,500	-	250,000,000
Underwriters’ fees and offering expenses	-	-	-	-	(14,653,147)	-	(14,653,147)
Sale of Private Placement Warrants	-	-	-	-	7,000,000	-	7,000,000
Forfeited Class F common stock by Sponsor	-	-	(937,500)	(94)	94	-	-
Class A common stock subject to possible redemption	(24,011,445)	(2,401)	-	-	(240,112,049)	-	(240,114,450)
Net income	-	-	-	-		2,750,226	2,750,226
Balance at December 31, 2019	988,555	$99	6,250,000	$625	$2,256,679	$2,742,605	$5,000,008
Class A common stock subject to possible redemption	249,147	25	-	-	2,491,446	-	2,491,471
Net loss	-	-	-	-	-	(2,491,475)	(2,491,475)
Balance at December 31, 2020	1,237,702	$124	6,250,000	$625	$4,748,125	$251,130	$5,000,004

See accompanying notes to consolidated financial statements.

Crescent Acquisition Corp

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net (loss) income	$(2,491,475)	$2,750,226
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on securities held in Trust Account	(910,070)	(4,472,458)
Changes in operating assets and liabilities:
Prepaid expenses	81,322	(108,675)
Other assets	(23,000)	-
Accounts payable and accrued expenses	2,285,142	83,660
Accrued franchise and income taxes	(491,781)	491,781
Net cash used in operating activities	(1,549,862)	(1,255,466)
Cash Flows from Investing Activities
Investment of cash in Trust Account	-	(250,000,000)
Interest income released from Trust Account to pay taxes	851,488	903,000
Net cash provided by (used in) investing activities	851,488	(249,097,000)
Cash Flows from Financing Activities
Proceeds from sale of units in Initial Public Offering	-	250,000,000
Proceeds from sale of Private Placement Warrants	-	7,000,000
Advances from related party	169,257	454,757
Repayment of advances from related party	(290,457)	(333,063)
Proceeds from note payable - related party	-	37,120
Repayment of note payable - related party	-	(300,000)
Payment of offering costs	-	(5,425,044)
Net cash (used in) provided by financing activities	(121,200)	251,433,770
Net (decrease) increase in cash	(819,574)	1,081,304
Cash—beginning of the year	1,126,200	44,896
Cash—end of the year	$306,626	$1,126,200
Supplemental disclosure of non-cash activities:
Deferred underwriting fee payable charged to additional paid-in capital in connection with the Initial Public Offering	$-	$8,750,000
Deferred offering costs charged to additional paid-in capital upon completion of the Initial Public Offering	$-	$478,104
Forfeiture of shares of Class F common stock	$-	$94
Class A common stock subject to possible redemption	$(2,491,471)	$240,114,450
Supplemental cash flow disclosure:
Cash paid for taxes	$851,488	$903,000

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

As of December 31, 2020, the Company had not yet commenced operations. All activity for the period from November 17, 2017 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, a search for a business combination as described below. The Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Trust Account

Funds from the Initial Public Offering have been placed in the Trust Account. The proceeds held in the Trust Account will be invested only in U.S. Treasury obligations with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and that invest only in direct U.S. Treasury obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of an initial business combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of an initial business combination; (ii) the redemption of any Public Shares sold in the Initial Public Offering that have been properly submitted in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such Public Shares if it does not complete an initial business combination by June 30, 2021 or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an initial business combination by June 30, 2021 (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

See Note 10 included in these consolidated financial statements for a subsequent event regarding an extension to complete an initial business combination.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an initial business combination. An initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriters fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into an initial business combination. Furthermore, there is no assurance that the Company will be able to successfully effect an initial business combination.

The Company, after signing a definitive agreement for an initial business combination, will either (i) seek stockholder approval of an initial business combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against an initial business combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of an initial business combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of an initial business combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes. The decision as to whether the Company will seek stockholder approval of an initial business combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by applicable law or under stock exchange listing requirements. If the Company seeks stockholder approval, it will complete its initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of an initial business combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related initial business combination, and instead may search for an alternate initial business combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an initial business combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of an initial business combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes. As a result, such shares of Class A common stock are recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete an initial business combination by June 30, 2021, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors will enter into a letter agreement with the Company, pursuant to which they will agree to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete an initial business combination by June 30, 2021. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an initial business combination within the prescribed time period. See Note 10 included in these consolidated financial statements for a subsequent event regarding an extension to complete an initial business combination.

In the event of a liquidation, dissolution or winding up of the Company after an initial business combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of an initial business combination, subject to the limitations described herein.

On June 24, 2020, the Company entered into an Agreement and Plan of Merger (the “F45 Merger Agreement”), by and among the Company, Function Acquisition I Corp, a Delaware corporation and a direct, wholly owned subsidiary of the Company, Function Acquisition II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company, F45 Training Holdings Inc., a Delaware corporation (“F45”), and Shareholder Representative Services LLC, a Colorado limited liability company. On October 5, 2020, the Company and F45 entered into a Termination and Release Agreement, effective as of such date, pursuant to which the parties agreed to mutually terminate the F45 Merger Agreement.

On January 13, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Function Acquisition I Corp, a Delaware corporation and the Company’s direct, wholly owned subsidiary (“First Merger Sub”), Function Acquisition II LLC, a Delaware limited liability company and its direct, wholly owned subsidiary (“Second Merger Sub”), LiveVox Holdings, Inc., a Delaware corporation (“LiveVox”), and GGC Services Holdco, Inc., a Delaware corporation, solely in its capacity as the representative, agent and attorney-in-fact of the stockholder of LiveVox (in such capacity, the “Stockholder Representative”). The Merger Agreement provides for, among other things, (i) the merger of First Merger Sub with and into LiveVox, with LiveVox continuing as the surviving corporation (the “Surviving Corporation”) and becoming its direct, wholly owned subsidiary as a consequence (the “First Merger”) and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of the Surviving Corporation with and into Second Merger Sub with Second Merger Sub continuing as the surviving entity, which will be renamed such name as LiveVox shall designate no later than five business days prior to the closing of the transaction (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”), in each case, in accordance with the terms and subject to the conditions of the Merger Agreement. Following the closing of the Business Combination, the Company will own, directly or indirectly, all the stock of LiveVox and its direct and indirect subsidiaries and LiveVox TopCo, LLC, a Delaware limited liability company and the sole stockholder of LiveVox as of immediately prior to the effective time of the First Merger (the “LiveVox Stockholder”) will hold a portion of the Company’s stock.

The Company mailed to its shareholders of record as of January 22, 2021, a definitive proxy statement for a special meeting of shareholders to be held on February 17, 2021 (the “Special Meeting”) to approve an extension of time for the Company to complete its initial business combination through June 30, 2021 (the “Extension Date”). The Charter Extension and Trust Extension Proposals were approved, providing the Company’s shareholders with more time to evaluate its Business Combination.

In connection with the vote to approve the Charter Extension and Trust Extension Proposals, the holders of 12,238 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.14 per share, for an aggregate redemption amount of $124,138. As such, only approximately 0.05% of the Class A ordinary shares were redeemed and approximately 99.95% of the Class A ordinary shares remain outstanding. After the satisfaction of such redemptions, the balance in the Company’s trust account will be $253,467,308.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2020, the Company had $306,626 available outside the Trust Account to fund its working capital requirements, $3,628,041 of investment income held in the Trust Account available to be released to pay for franchise and income taxes and working capital of $(2,255,057). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

Prior to the completion of the Company’s Initial Public Offering, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares (as defined below) to the Company’s Sponsor, $300,000 in a note payable and $118,323 in advances from an affiliate of the Sponsor. The Company fully repaid these borrowings and advances from the Sponsor and related parties.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the current lack of liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements contained in this report do not include any adjustments that might result from the Company’s inability to continue as a going concern, should the Company be required to liquidate after June 30, 2021. See Note 10 included in these consolidated financial statements for a subsequent event regarding an extension to complete an initial business combination.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented.

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

The Company’s accompanying consolidated statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. For the years ended December 31, 2020 and 2019, net income per share, basic and diluted, for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $910,070 and $4,472,458, respectively, net of applicable income and franchise taxes of $336,730 and $1,395,607, respectively, by the weighted average number of shares of Class A common stock outstanding of 25,000,000. Net loss per share, basic and diluted, for Class F common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class F common stock outstanding for the period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2020 and 2019, there were no unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2020 and 2019, no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of December 31, 2020 and 2019, the Company had deferred tax assets of $885,206 and $70,106, respectively, which had a full valuation allowance recorded against them.

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered to be start-up costs and are not currently deductible. During the years ended December 31, 2020 and 2019, the Company recorded income tax expense of $136,730 and $1,195,607, respectively, primarily related to interest income earned on the Trust Account. For the years ended December 31, 2020 and 2019, the Company’s effective tax rate was (5.81)% and 30.30%, respectively, which differs from the expected income tax rate due to the start-up costs which are not currently deductible.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC 480. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock will be affected by charges against additional paid-in capital. Accordingly, as of December 31, 2020 and 2019, 23,762,298 and 24,011,445, respectively, of the 25,000,000 Public Shares were classified outside of permanent equity.

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

4. Related Party Transactions

Founder Shares

On November 29, 2017, the Sponsor purchased 8,625,000 shares of Class F common stock (“Founder Shares”) for $25,000. In January 2018, the Sponsor surrendered 1,437,500 Founder Shares to the Company for no consideration, resulting in an aggregate of 7,187,500 Founder Shares outstanding. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares are shares of Class F common stock which automatically convert into shares of Class A common stock at the time of the Company’s initial business combination and are subject to certain transfer restrictions, as described in more detail below. Up to 937,500 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters within 45 days from the effective date of the registration statement, March 7, 2019. In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 937,500 shares of Class F common stock, resulting in an aggregate of 6,250,000 Founder Shares outstanding as of December 31, 2020 and 2019.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of an initial business combination or (B) subsequent to an initial business combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

The Sponsor purchased an aggregate of 7,000,000 private placement warrants at a price of $1.00 per warrant for an aggregate purchase price of $7,000,000 in a private placement that occurred simultaneously with the closing of the Initial Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of equity or equity-linked securities). $5,000,000 of the proceeds of the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account such that, at the closing of the Initial Public Offering, $250,000,000 was held in the Trust Account. If an initial business combination is not completed by the Extension Date, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. See Note 10 included in these consolidated financial statements for a subsequent event regarding an extension to complete an initial business combination.

The Sponsor and the Company’s officers and directors will agree, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of an initial business combination. In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor’s agreement to purchase up to an additional 750,000 Private Placement Warrants also expired.

Forward Purchase Agreement

On February 26, 2019, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) pursuant to which Crescent Capital Group LP (“Crescent”), in its capacity as investment advisor on behalf of one or more investment funds or accounts managed by Crescent and its affiliates (such funds or accounts, the “Crescent Funds”), has committed on behalf of the Crescent Funds, to purchase, subject to the terms and conditions set forth the Forward Purchase Agreement, including obtaining fund-level approvals by the relevant investment committee and/or other governing body of such funds, an aggregate of 5,000,000 forward purchase units (the “Forward Purchase Units”), each consisting of one share of the Company’s Class A common stock (such shares of Class A common stock to be issued pursuant to the Forward Purchase Agreement, the “Forward Purchase Shares”) and one-third of one warrant to purchase one share of the Company’s Class A common stock (such warrants to be issued pursuant to the Forward Purchase Agreement, the “Forward Purchase Warrants”), for $10.00 per unit, or an aggregate amount of $50,000,000, in a private placement that will close simultaneously with the closing of an initial business combination. The Forward Purchase Warrants will have the same terms as the Private Placement Warrants so long as they are held by a Crescent Fund purchasing the Forward Purchase Units (such Crescent Fund, the “Crescent Fund Purchaser”) or its permitted transferees, and the Forward Purchase Shares will be identical to the Public Shares sold in the Initial Public Offering, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights. Any Forward Purchase Warrant held by a holder other than a Crescent Fund Purchaser or its permitted transferees will have the same terms as the Warrants included in the Units sold in the Initial Public Offering.

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

As of December 31, 2020 and 2019, an affiliate of the Company paid administrative expenses for an aggregate of $624,013 and $454,757, respectively, of which $623,520 and $333,063, respectively, was repaid by the Company, for a net accrual of $493 and $121,694, respectively, which is reflected in the accompanying consolidated balance sheets. These amounts are due on demand and are non-interest bearing.

Administrative Support Agreement

On March 7, 2019, the Company entered into an agreement to pay $10,000 a month for office space, utilities, administrative and support services to an affiliate of the Sponsor and will terminate the agreement upon the earlier of an initial business combination or the liquidation of the Company. For the years ended December 31, 2020 and 2019, the Company incurred expenses of $120,000 and $98,065, respectively, which are included in general and administrative expenses on the accompanying consolidated statements of operations, of which $0 and $60,000 were payable as of December 31, 2020 and 2019, respectively, and included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

5. Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 500,000,000 shares of Class A common stock and 25,000,000 shares of Class F common stock. If the Company enters into an initial business combination, it may (depending on the terms of such an initial business combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on an initial business combination to the extent the Company seeks stockholder approval in connection with an initial business combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock.

As of December 31, 2020 and 2019, there were 1,237,702 and 988,555, respectively, of Class A common stock issued and outstanding, excluding 23,762,298 and 24,011,445, respectively, shares of Class A common stock subject to possible redemption.

As of December 31, 2020 and 2019, there were 6,250,000 shares of Class F common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

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

The Company did not have any held to maturity securities as of December 31, 2020.

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

Level 3— Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

As of December 31, 2020, assets held in the Trust Account were comprised of $253,628,041 in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government obligations. As of December 31, 2019, assets held in the Trust Account were comprised of $253,551,083 in U.S. Treasury bills and $18,376 in cash. Cash, money market funds and U.S. Treasury bills are classified as Level 1 securities.

7. Income Taxes

The income tax provision consists of the following:

	For the years ended December 31,
	2020	2019
Current
Federal	$93,518	$817,897
State	43,212	377,710
Deferred
Federal	(524,082)	(68,511)
State	(197,599)	-
Change in valuation allowance	721,681	68,511
Income tax provision expense	$136,730	$1,195,607

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2020	2019
Deferred tax assets:
Startup/organizational costs	$885,206	$70,106
Valuation allowance	(885,206)	(70,106)
Deferred tax assets, net of allowance	$-	$-

As of December 31, 2020 and 2019, the Company had a deferred tax asset of $885,206 and $70,106, respectively, which had a full valuation allowance recorded against it.

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered to be start-up costs and are not currently deductible. During the years ended December 31, 2020 and 2019, the Company recorded income tax expense of $136,730 and $1,195,607, respectively, primarily related to interest income earned on the Trust Account.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2020	2019
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	(1.45)%	7.56%
Meals & entertainment	(0.12)%	0.00%
Valuation allowance	(25.24)%	1.74%
Effective tax rate	(5.81)%	30.30%

8. Commitments and Contingencies

Risks and Uncertainties

On March 11, 2020, the World Health Organization officially declared the outbreak of the novel coronavirus (“COVID-19”) a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which the Company consummate an initial business combination could be materially and adversely affected. Furthermore, the Company may be unable to complete an initial business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts the Company’s search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, the Company’s ability to consummate an initial business combination, or the operations of a target business with which the Company ultimately consummate an initial business combination, may be materially adversely affected.

9. Business Combination

On June 24, 2020, the Company entered into an Agreement and Plan of Merger (the “F45 Merger Agreement”), by and among the Company, Function Acquisition I Corp, a Delaware corporation and a direct, wholly owned subsidiary of the Company, Function Acquisition II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company, F45 Training Holdings Inc., a Delaware corporation (“F45”), and Shareholder Representative Services LLC, a Colorado limited liability company. For more information, please see the Company’s proxy statement/prospectus filed with the SEC on July 16, 2020.

On October 5, 2020, the Company and F45 entered into a Termination and Release Agreement, effective as of such date, pursuant to which the parties agreed to mutually terminate the F45 Merger Agreement. As a result of the termination of the F45 Merger Agreement, the F45 Merger Agreement will be of no further force and effect as well as each of the transaction agreements entered into in connection with the F45 Merger Agreement. For more information, please see the Company’s Form 8-K filed with the SEC on October 6, 2020.

See Note 10 included in these consolidated financial statements for a subsequent event regarding an initial business combination.

10. Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the financial statements. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

On January 13, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, First Merger Sub, Second Merger Sub, LiveVox Holdings, Inc., a Delaware corporation (“LiveVox”), and GGC Services Holdco, Inc., a Delaware corporation, which provides for, among other things: (a) the merger of First Merger Sub with and into LiveVox, with LiveVox being the surviving corporation of the merger and a direct, wholly owned subsidiary of the Company as a consequence of the merger (the “First Merger”); and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of LiveVox with and into Second Merger Sub, with Second Merger Sub being the surviving corporation of the merger (together with the First Merger, the “Mergers” and, collectively with the other transactions contemplated by the Merger Agreement, the “Business Combination”). The Merger Agreement and the transactions contemplated thereby were unanimously approved by the board of directors of the Company and LiveVox.

On February 17, 2021, the Company’s shareholders approved to extend the date by which the Company must (1) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, which the Company refers to as its initial business combination, (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem all of the shares of Class A Stock, included as part of the units sold in the Company’s Initial Public Offering, from March 12, 2021 to June 30, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crescent Acquisition Corp

Date: March 2, 2021	By:	/s/ Todd M. Purdy

Todd M. Purdy
Chief Executive Officer
(Principal Executive Officer)

Date: March 2, 2021	By:	/s/ Al Hassanein

Al Hassanein
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 2, 2021	By:	/s/ Todd M. Purdy

Todd M. Purdy
Chief Executive Officer, Director
(Principal Executive Officer)

Date: March 2, 2021	By:	/s/ Al Hassanein

Al Hassanein
Chief Financial Officer, Director
(Principal Financial and Accounting Officer)

Date: March 2, 2021	By:	/s/ Robert D. Beyer

Robert D. Beyer
Executive Chairman, Director

Date: March 2, 2021	By:	/s/ Jean-Marc Chapus

Jean-Marc Chapus
Chairman of the Board, Director