Form 10-K/A
period 2020-12-31
Crescent Acquisition Corp
filed 2021-05-06
CIK 1723648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

As of May 4, 2021, the registrant had 24,987,762 of its Class A common stock, $0.0001 par value per share, and 6,250,000 of its Class F common stock, $0.0001 par value per share, outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends and restates certain items noted below of the Annual Report for the fiscal year ended December 31, 2020 on Form 10-K of Crescent Acquisition Corp (the “Company”, “we”, “our” or “us”), as originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2021 (the “Original Filing”). This Amendment reflects the correction of an error in the Company’s audited balance sheet as of March 12, 2019, unaudited interim financial statements as of and for the quarterly periods ended March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020 and audited financial statements as of and for the fiscal years ended December 31, 2019 and 2020. The correction involves only non-cash adjustments.

On April 12, 2021, the Staff of the SEC's Division of Corporation Finance (“Staff”) issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff’s statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated its accounting for its public warrants and private placement warrants issued in connection with the Company’s initial public offering (collectively, the “Warrants”) as well as for the forward purchase agreement entered into with an affiliate of the Company's sponsor (the “Forward Purchase Agreement”), and concluded that the Warrants and the Forward Purchase Agreement should be treated as derivative liabilities pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”) rather than as components of equity as the Company previously treated the Warrants and the Forward Purchase Agreement.

As a result, the Company is restating in this Amendment its financial statements for the following periods: (i) as of March 12, 2019, (ii) as of and for the periods ended March 31, 2019 and 2020, (iii) as of and for the three and six months ended June 30, 2019 and 2020, (iv) as of and for the three and nine months ended September 30, 2019 and 2020 and (v) as of and for the years ended December 31, 2019 and 2020, in each case to reflect the change in accounting treatment described above (the “Restatement”).

Prior to filing this report, in consultation with the Audit Committee of the Board of Directors (the “Audit Committee”), we concluded that our financial statements affected by the Restatement should no longer be relied upon and should be restated and that the Warrants and Forward Purchase Agreement should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations for each reporting period. On May 3, 2021, the Audit Committee authorized the Restatement.

The Company’s accounting for the Warrants and the Forward Purchase Agreement as components of equity rather than as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

The Company is not amending its previously filed Quarterly Reports on Form 10-Q for the periods affected by the Restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

This Amendment sets forth the Original Filing in its entirety; however, this Amendment amends and restates only the following items of the Original Filing and only with such modifications as necessary to reflect the Restatement and to make certain organizational changes pursuant to Item 105 of Regulation S-K:

•	Cover Page;

•	Part I, Item 1A. Risk Factors

•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II, Item 8, Financial Statements; and

•	Part II, Item 9A, Controls and Procedures.

In order to preserve the nature and character of the disclosures set forth in the Original Filing, this Amendment speaks as of the date of the filing of the Original Filing and the disclosures contained in this Amendment have not been updated to reflect events occurring subsequent to that date, other than those associated with Restatement. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward looking statements should be read in their historical context. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are also attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment should be read in conjunction with the Company’s other SEC filings

CRESCENT ACQUISITION CORP

FORWARD-LOOKING STATEMENTS

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

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 26. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

We are a blank check company incorporated on November 17, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On March 7, 2019 (the “IPO Closing Date”), we consummated our initial public offering (the “Initial Public Offering”) of 25,000,000 units (the “Units”) of the Company. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Common Stock”), and one-half of one warrant of the Company (“Warrants”), each whole Warrant entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuance of equity or equity linked securities) of Common Stock. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $250,000,000. Simultaneously with the Initial Public Offering, we completed the private sale of an aggregate of 7,000,000 warrants (the “Private Placement Warrants”) to our sponsor, CFI Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), at a price of $1.00 per Private Placement Warrant, each exercisable to purchase one share of Common Stock at $11.50 per share, generating gross proceeds to us of $7,000,000. The Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Initial Public Offering, except that the Private Placement Warrants may be net share (cashless) settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On the IPO Closing Date, $250,000,000 of the gross proceeds from the Initial Public Offering and the sale of the Private Placement Warrants was deposited in a U.S.-based trust account (the “Trust Account”) with Continental Stock Transfer and Trust Company acting as trustee (the “Trustee”). Of the $7,000,000 held outside of the Trust Account, $5,000,000 was used to pay underwriting discounts and commissions, $300,000 was used to repay notes payable to our Sponsor and the balance was available to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Funds held in the Trust Account have been invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earliest of (i) the completion of an initial business combination; (ii) the redemption of any shares of Common Stock properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of such shares of Common Stock if we do not complete an initial business combination by June 30, 2021 (see “Extension Meeting” below), and (iii) the redemption of 100% of the shares of Common Stock if we are unable to complete an initial business combination by June 30, 2021 (subject to applicable law, see “Extension Meeting” below).

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

Risks Related to our Sponsor and Management Team and Their Respective Interests

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

As of December 31, 2020, our initial stockholders own 20% of our outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Our Sponsor has no current intention to purchase additional securities, other than as described in this Annual Report on Form 10-K/A. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of an initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination. The forward purchase shares will not be issued until completion of an initial business combination, and, accordingly, will not be included in any stockholder vote until such time.

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

Risks Related to our Securities, Redemption and the Trust Account

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of an initial business combination and we are obligated to pay cash for shares of our Class A common stock, it will potentially reduce the resources available to us for an initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete an initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Public Warrants will expire worthless. See “Risk Factors—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Risks Related to the Company and the Business Combination

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K/A for the year ending December 31, 2020. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete an initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

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

General Risks

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

Our Warrants and Forward Purchase Agreement are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff issued a statement discussing the accounting implications of certain terms that are common in warrants issued by SPACs. In light of the SEC Staff statement and guidance in ASC 815-40, the Company’s management evaluated the terms of the warrant agreements entered into in connection with the Company’s initial public offering and concluded that the Warrants and Forward Purchase Agreement include provisions that, based on the SEC Staff statement, preclude the Warrants and Forward Purchase Agreement from being classified as components of equity. As a result, the Company has classified the Warrants and Forward Purchase Agreement as liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Warrants and Forward Purchase Agreement at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of our Warrants and Forward Purchase Agreement and that such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued and the forward purchase agreement we entered into in connection with our initial public offering in March 2019. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, that could result in a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the restatement and material weakness in our internal control over financial reporting described above, the change in accounting for the warrants and other matters raised or that may in the future be raised by the SEC, we face potential for litigation, inquiries from the SEC and other regulatory bodies, other disputes or proceedings which may include, among others, monetary judgments, penalties or other sanctions, claims invoking the federal and state securities laws and contractual claims. As of the date of this Amendment, we have no knowledge of any such litigation, inquiries, dispute or proceedings. However, we can provide no assurance that such litigation, inquiries, disputes or proceedings will not arise in the future. Any such litigation, inquiries, disputes or proceedings, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our initial business combination.

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Annual Report on Form 10-K/A including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K/A, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K/A should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Restatement

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been amended and restated to give effect to the Restatement of our audited financial statements as of and for the periods ended December 31, 2020 and 2019 and the unaudited quarterly information included in those audited financial statements. The Company has restated its historical financial results for such periods to reclassify its Warrants and Forward Purchase Agreement as derivative liabilities pursuant to ASC 815-40 rather than as a components of equity as the Company previously treated the Warrants and Forward Purchase Agreement. As part of the reclassification to derivative liabilities, we reclassed a portion of the offering costs associated with the IPO originally charged to stockholders’ equity, to an expense in the statement of operations in the amount of $1,465,314 based on a relative fair value basis. The fair value of the Private Placement Warrants was greater than the cash received from the proceeds for the Private Placement Warrants, resulting in a loss on sale of Private Placement Warrants of $5,110,000. The impact of the Restatement is reflected in the MD&A below. Other than as disclosed in the Explanatory Note and with respect to the Restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the Restatement is more fully described in Note 2 to the Company’s financial statements included in Item 15 of Amendment.

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

Included in general and administrative expenses on the accompanying consolidated statements of operations, during the years ended December 31, 2020 and 2019, our principal operating expenses included $2,795,651 and $189,670, respectively, for professional, insurance and regulatory costs, $200,000 and $200,000, respectively, in franchise taxes, $149,164 and $38,890, respectively, in consulting and travel costs and $120,000 and $98,065, respectively, in administrative fees to an affiliate of the Sponsor. During the years ended December 31, 2020 and 2019, we also recorded $14,794,000 and $9,489,000, respectively, for the change in the fair value of the Warrant and Forward Purchase Agreement liability. During the year ended December 31, 2019, we recorded $2,035,000 related to the initial classification of Forward Purchase Agreement liability, $1,465,314 in offering cost associated with Warrants recorded as liabilities and $5,110,000 on the loss on sale of Private Placement Warrants. Further, during the year ended December 31, 2020, the Company generated $160,650 of interest income in the money market funds, meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government obligations, in the Trust Account as well as $749,420 of interest income on the U.S. Treasury bills in the Trust Account. During the year ended December 31, 2019, we generated $4,472,458 of interest income on the U.S. Treasury bills in the Trust Account. Such interest income is currently taxable and results in a provision for income taxes of $136,730 and $1,195,607 during the years ended December 31, 2020 and 2019, respectively, since the majority of our operating expenses are considered start-up costs and are not currently deductible. We will periodically withdraw funds from the Trust Account to fund the payment of income and franchise taxes.

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

In addition to the discussion below, our critical accounting policies are further described in Note 3. Summary of Significant Accounting Policies to our accompanying consolidated financial statements.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock will be affected by charges against additional paid-in capital. Accordingly, as of December 31, 2020 and 2019, 19,942,298 and 21,670,845, respectively, of the 25,000,000 Public Shares were classified outside of permanent equity.

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

Warrant and Forward Purchase Agreement Liability

We account for the Warrants and Forward Purchase Agreement issued in connection with our initial public offering in accordance with ASC 815-40, under which the Warrants and Forward Purchase Agreement do not meet the criteria for equity classification and must be recorded as liabilities. As the Warrants and Forward Purchase Agreement meet the definition of a derivative as contemplated in ASC 815, the Warrants and Forward Purchase Agreement are measured at fair value at inception and at each reporting date in accordance with FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), with changes in fair value recognized in the statement of operations in the period of change.

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

See the Index to Consolidated Financial Statements included in this annual report on Form 10-K/A.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. On March 3, 2021, we filed our original Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Based upon their evaluation at that earlier time, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2020.

Subsequently, and as a result of the material weakness in our internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting with respect to the classification of the Company's Warrants and Forward Purchase Agreement as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications.

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

Item 16. Form 10-K/A Summary

None.

CRESCENT ACQUISITION CORP

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Crescent Acquisition Corp

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crescent Acquisition Corp (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)  (the “Public Statement”) on April 12, 2021, which discusses  the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments.  Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 and 2019 consolidated financial statements have been restated to correct the accounting and related disclosure for the warrants.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 30, 2021 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2017.

New York, New York

May 6, 2021

CRESCENT ACQUISITION CORP

CONSOLIDATED BALANCE SHEETS

(RESTATED)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash	$306,626	$1,126,200
Prepaid expenses	27,353	108,675
Other assets	23,000	-
Total current assets	356,979	1,234,875
Cash and investments held in Trust Account	253,628,041	253,569,459
Total assets	$253,985,020	$254,804,334
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,611,543	$326,401
Accrued franchise and income taxes	-	491,781
Advance from related party	493	121,694
Total current liabilities	2,612,036	939,876
Warrant liability	33,015,000	20,010,000
Forward Purchase Agreement liability	5,185,000	3,396,000
Deferred underwriting fee payable	8,750,000	8,750,000
Total liabilities	49,562,036	33,095,876
Commitments and Contingencies
Class A common stock subject to possible redemption, 19,942,298 and 21,670,845 shares at redemption value of approximately $10.00 per share as of December 31, 2020 and 2019, respectively	199,422,980	216,708,450
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 5,057,702 and 3,329,155 shares issued and outstanding (excluding 19,942,298 and 21,670,845 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	506	333
Class F common stock, $0.0001 par value; 25,000,000 shares authorized; 6,250,000 shares issued and outstanding as of December 31, 2020 and 2019	625	625
Additional paid-in capital	18,663,057	1,377,759
(Accumulated deficit) retained earnings	(13,664,184)	3,621,291
Total stockholders’ equity	5,000,004	5,000,008
Total liabilities and stockholders’ equity	$253,985,020	$254,804,334

See accompanying notes to consolidated financial statements.

CRESCENT ACQUISITION CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(RESTATED)

	For the years ended December 31,
	2020	2019
Revenues	$-	$-
General and administrative expenses	(3,264,815)	(526,625)
Loss from operations	(3,264,815)	(526,625)
Change in the fair value of the Warrant liability	(13,005,000)	10,850,000
Change in the fair value of the Forward Purchase Agreement liability	(1,789,000)	(1,361,000)
Initial classification of Forward Purchase Agreement liability	-	(2,035,000)
Offering cost associated with Warrants recorded as liabilities	-	(1,465,314)
Loss on sale of Private Placement Warrants	-	(5,110,000)
Interest income on Trust Account	910,070	4,472,458
(Loss) income before income taxes	(17,148,745)	4,824,519
Provision for income taxes	(136,730)	(1,195,607)
Net (loss) income	$(17,285,475)	$3,628,912
Net (loss) income per share information:
Weighted average Class A common stock outstanding (basic and diluted)	25,000,000	25,000,000
Net income per Class A common stock (basic and diluted)	$0.02	$0.12
Weighted average Class F common stock outstanding (basic and diluted)	6,250,000	6,250,000
Net loss (income) per Class F common stock (basic and diluted)	$(2.85)	$0.09

See accompanying notes to consolidated financial statements.

Crescent Acquisition Corp

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(RESTATED)

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class F		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2018	-	$-	7,187,500	$719	$24,281	$(7,621)	$17,379
Sale of Units in Initial Public Offering net of underwriter discount and offering cost less fair value of Public Warrants	25,000,000	2,500	-	-	218,059,667	-	218,062,167
Forfeited Class F common stock by Sponsor	-	-	(937,500)	(94)	94	-	-
Class A common stock subject to possible redemption	(21,670,845)	(2,167)	-	-	(216,706,283)	-	(216,708,450)
Net income	-	-	-	-	-	3,628,912	3,628,912
Balance at December 31, 2019	3,329,155	$333	6,250,000	$625	$1,377,759	$3,621,291	$5,000,008
Class A common stock subject to possible redemption	1,728,547	173	-	-	17,285,298	-	17,285,471
Net loss	-	-	-	-	-	(17,285,475)	(17,285,475)
Balance at December 31, 2020	5,057,702	$506	6,250,000	$625	$18,663,057	$(13,664,184)	$5,000,004

See accompanying notes to consolidated financial statements.

Crescent Acquisition Corp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(RESTATED)

	For the years ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net (loss) income	$(17,285,475)	$3,628,912
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on securities held in Trust Account	(910,070)	(4,472,458)
Change in the fair value of the Warrant liability	13,005,000	(10,850,000)
Change in the fair value of the Forward Purchase Agreement liability	1,789,000	1,361,000
Initial classification of Forward Purchase Agreement liability	-	2,035,000
Offering cost associated with Warrants recorded as liabilities	-	1,465,314
Loss on sale of Private Placement Warrants	-	5,110,000
Changes in operating assets and liabilities:
Prepaid expenses	81,322	(108,675)
Other assets	(23,000)	-
Accounts payable and accrued expenses	2,285,142	83,660
Accrued franchise and income taxes	(491,781)	491,781
Net cash used in operating activities	(1,549,862)	(1,255,466)
Cash Flows from Investing Activities
Investment of cash in Trust Account	-	(250,000,000)
Interest income released from Trust Account to pay taxes	851,488	903,000
Net cash provided by (used in) investing activities	851,488	(249,097,000)
Cash Flows from Financing Activities
Proceeds from Initial Public Offering, net of underwriters' discount	-	250,000,000
Proceeds from sale of Private Placement Warrants	-	7,000,000
Advances from related party	169,257	454,757
Repayment of advances from related party	(290,457)	(333,063)
Proceeds from note payable - related party	-	37,120
Repayment of note payable - related party	-	(300,000)
Payment of offering costs	-	(5,425,044)
Net cash (used in) provided by financing activities	(121,200)	251,433,770
Net (decrease) increase in cash	(819,574)	1,081,304
Cash—beginning of the year	1,126,200	44,896
Cash—end of the year	$306,626	$1,126,200
Supplemental disclosure of non-cash activities:
Deferred underwriting fee payable charged to additional paid-in capital in connection with the Initial Public Offering	$-	$8,750,000
Deferred offering costs charged to additional paid-in capital upon completion of the Initial Public Offering	$-	$478,104
Forfeiture of shares of Class F common stock	$-	$94
Class A common stock subject to possible redemption	$(17,285,470)	$216,708,450
Initial classification of Warrant liability	$-	$30,860,000
Supplemental cash flow disclosure:
Cash paid for taxes	$851,488	$903,000

See accompanying notes to consolidated financial statements.

Crescent Acquisition Corp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Organization and Business Operations

Organization and General

Crescent Acquisition Corp (formerly known as Crescent Funding Inc.) (the “Company”, “we”, “our” or “us”) was incorporated in Delaware on November 17, 2017. On October 30, 2018, the Company changed its name to Crescent Acquisition Corp. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

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

Sponsor and Financing

The Company’s sponsor is CFI Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2019. On March 12, 2019, the Company consummated the Initial Public Offering of 25,000,000 units (“Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000 (see Note 5) and incurring offering costs of approximately $14,650,000, consisting principally of underwriter discounts of $13,750,000 (including $8,750,000 of which payment is deferred) and approximately $900,000 of other offering costs. The Company intends to finance its initial business combination with proceeds from the $250,000,000 Initial Public Offering of Units and a $7,000,000 private placement (see Note 5). Upon the closing of the Initial Public Offering and the private placement, $250,000,000 was placed in a trust account (the “Trust Account”).

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

See Note 11 included in these consolidated financial statements for a subsequent event regarding an extension to complete an initial business combination.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an initial business combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of an initial business combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes. As a result, such shares of Class A common stock are recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity,” (“ASC 480”).

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete an initial business combination by June 30, 2021, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors will enter into a letter agreement with the Company, pursuant to which they will agree to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete an initial business combination by June 30, 2021. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an initial business combination within the prescribed time period. See Note 11 included in these consolidated financial statements for a subsequent event regarding an extension to complete an initial business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the current lack of liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements contained in this report do not include any adjustments that might result from the Company’s inability to continue as a going concern, should the Company be required to liquidate after June 30, 2021. See Note 11 included in these consolidated financial statements for a subsequent event regarding an extension to complete an initial business combination.

Restatement of Previously Issued Financial Statements

The Company has restated its audited financial statements as of and for the years ended December 31, 2020 and 2019 as well as the audited balance sheet as of March 12, 2019. The Company has also restated its unaudited financial statements as of for the three months ended March 31, 2020 and 2019, the three and six months ended June 30, 2020 and 2019 and the three and nine months ended September 30, 2020 and 2019, to correct misstatements in those prior periods primarily related to misstatements identified in improperly applying accounting guidance on certain warrants and forward purchase agreement, recognizing them as equity instead of a warrant liability, under the guidance of ASC 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”).

2. Restatement of Previously Issued Audited and Unaudited Financial Statements

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, we re-evaluated the accounting for Warrants (as defined in Note 5) and Forward Purchase Agreement (as defined in Note 5) under ASC 815-40 and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Warrants and Forward Purchase Agreement meet the definition of a derivative under ASC 815-40, we have restated the financial statements to classify the Warrants and Forward Purchase Agreement as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive income (loss) at each reporting date.

The Company's prior accounting treatment for the Warrants and Forward Purchase Agreement was equity classification rather than as derivative liabilities. Accounting for the Warrants and Forward Purchase Agreement as liabilities pursuant to ASC 815-40 requires that the Company re-measure the Warrants and Forward Purchase Agreement to their fair value each reporting period and record the changes in such value in the statement of operations. Accordingly, the Company has restated the value and classification of the Warrants and Forward Purchase Agreement in the Company's financial statements included herein (“Restatement”).

The following summarizes the effect of the Restatement on each financial statement line item for each period presented herein, each prior interim period of the current fiscal year, and as of the date of the Company’s consummation of its IPO.

The following presents the restated financial statements as of and for the years ended December 31, 2020 and 2019.

	As of December 31, 2020 (audited)
	As filed	Adjustments	As restated
Balance Sheet
Warrant liability	$-	$33,015,000	$33,015,000
Forward Purchase Agreement liability	-	5,185,000	5,185,000
Total liabilities	11,362,036	38,200,000	49,562,036
Class A common stock subject to possible redemption	237,622,980	(38,200,000)	199,422,980
Class A common stock	124	382	506
Additional paid-in capital	4,748,125	13,914,932	18,663,057
Retained earnings (accumulated deficit)	251,130	(13,915,314)	(13,664,184)
Class A common stock subject to possible redemption—shares outstanding	23,762,298	(3,820,000)	19,942,298
Class A common stock—shares issued and outstanding	1,237,702	3,820,000	5,057,702

	As of December 31, 2019 (audited)
	As filed	Adjustments	As restated
Balance Sheet
Warrant liability	$-	$20,010,000	$20,010,000
Forward Purchase Agreement liability	-	3,396,000	3,396,000
Total liabilities	9,689,876	23,406,000	33,095,876
Class A common stock subject to possible redemption	240,114,450	(23,406,000)	216,708,450
Class A common stock	99	234	333
Additional paid-in capital	2,256,679	(878,920)	1,377,759
Retained earnings	2,742,605	878,686	3,621,291
Class A common stock subject to possible redemption—shares outstanding	24,011,445	(2,340,600)	21,670,845
Class A common stock—shares issued and outstanding	988,555	2,340,600	3,329,155

	For the year ended December 31, 2020 (audited)
	As filed	Adjustments	As restated
Statements of Operations
Change in the fair value of the Warrant liability	$-	$(13,005,000)	$(13,005,000)
Change in the fair value of the Forward Purchase Agreement liability	-	(1,789,000)	(1,789,000)
Loss before income taxes	(2,354,745)	(14,794,000)	(17,148,745)
Net loss	(2,491,475)	(14,794,000)	(17,285,475)
Per Share Data:
Net loss per Class F common stock (basic and diluted)	$(0.49)	$(2.36)	$(2.85)

	For the year ended December 31, 2019 (audited)
	As filed	Adjustments	As restated
Statements of Operations
Change in the fair value of the Warrant liability	$-	$10,850,000	$10,850,000
Change in the fair value of the Forward Purchase Agreement liability	-	(1,361,000)	(1,361,000)
Initial classification of Forward Purchase Agreement liability	-	(2,035,000)	(2,035,000)
Offering cost associated with Warrants recorded as liabilities	-	(1,465,314)	(1,465,314)
Loss on sale of Private Placement Warrants	-	(5,110,000)	(5,110,000)
Income before income taxes	3,945,833	878,686	4,824,519
Net income	2,750,226	878,686	3,628,912
Per Share Data:
Net (loss) income per Class F common stock (basic and diluted)	$(0.05)	$0.14	$0.09

	For the year ended December 31, 2020 (audited)
	As filed	Adjustments	As restated
Statement of Cash Flows
Net loss	$(2,491,475)	$(14,794,000)	$(17,285,475)
Change in the fair value of Warrant liability	-	13,005,000	13,005,000
Change in the fair value of the Forward Purchase Agreement liability	-	1,789,000	1,789,000
Net cash used in operating activities	(1,549,862)	-	(1,549,862)
Net cash provided by investing activities	851,488	-	851,488
Net cash used in financing activities	(121,200)	-	(121,200)
Net decrease in cash	(819,574)	-	(819,574)
Change in Class A common stock subject to possible redemption	(2,491,471)	(14,793,999)	(17,285,470)

	For the year ended December 31, 2019 (audited)
	As filed	Adjustments	As restated
Statement of Cash Flows
Net income	$2,750,226	$878,686	$3,628,912
Change in the fair value of Warrant liability	-	(10,850,000)	(10,850,000)
Change in the fair value of the Forward Purchase Agreement liability	-	1,361,000	1,361,000
Initial classification of Forward Purchase Agreement liability		2,035,000	2,035,000
Offering cost associated with Warrants recorded as liabilities	-	1,465,314	1,465,314
Loss on sale of Private Placement Warrant		5,110,000	5,110,000
Net cash used in operating activities	(1,255,466)	-	(1,255,466)
Net cash used in investing activities	(249,097,000)	-	(249,097,000)
Net cash provided by financing activities	251,433,770	-	251,433,770
Net increase in cash	1,081,304	-	1,081,304
Class A common stock subject to possible redemption	240,114,450	(23,406,000)	216,708,450
Initial classification of Warrant liability	-	30,860,000	30,860,000

The following presents the restatement of previously reported condensed balance sheets as of March 31, 2020, June 30, 2020, September 30, 2020, March 12, 2019, March 31, 2019, June 30, 2019 and September 30, 2019.

	As of March 31, 2020 (unaudited)
	As filed	Adjustments	As restated
Balance Sheet
Warrant liability	$-	$21,125,000	$21,125,000
Forward Purchase Agreement liability	-	1,992,000	1,992,000
Total liabilities	9,600,007	23,117,000	32,717,007
Class A common stock subject to possible redemption	240,599,870	(23,117,000)	217,482,870
Class A common stock	94	231	325
Additional paid-in capital	1,771,264	(1,167,917)	603,347
Retained earnings	3,228,027	1,167,686	4,395,713
Class A common stock subject to possible redemption—shares outstanding	24,059,987	(2,311,700)	21,748,287
Class A common stock—shares issued and outstanding	940,013	2,311,700	3,251,713

	As of June 30, 2020 (unaudited)
	As filed	Adjustments	As restated
Balance Sheet
Warrant liability	$-	$32,680,000	$32,680,000
Forward Purchase Agreement liability	-	5,221,000	5,221,000
Total liabilities	9,596,571	37,901,000	47,497,571
Class A common stock subject to possible redemption	240,470,140	(37,901,000)	202,569,140
Class A common stock	95	379	474
Additional paid-in capital	1,900,993	13,615,935	15,516,928
Retained earnings (accumulated deficit)	3,098,290	(13,616,314)	(10,518,024)
Class A common stock subject to possible redemption—shares outstanding	24,047,014	(3,790,100)	20,256,914
Class A common stock—shares issued and outstanding	952,986	3,790,100	4,743,086

	As of September 30, 2020 (unaudited)
	As filed	Adjustments	As restated
Balance Sheet
Warrant liability	$-	$21,280,000	$21,280,000
Forward Purchase Agreement liability	-	2,761,000	2,761,000
Total liabilities	9,155,490	24,041,000	33,196,490
Class A common stock subject to possible redemption	240,053,100	(24,041,000)	216,012,100
Class A common stock	99	241	340
Additional paid-in capital	2,318,029	(243,927)	2,074,102
Retained earnings	2,681,257	243,686	2,924,943
Class A common stock subject to possible redemption—shares outstanding	24,005,310	(2,404,100)	21,601,210
Class A common stock—shares issued and outstanding	994,690	2,404,100	3,398,790

	As of March 12, 2019 (audited)
	As filed	Adjustments	As restated
Balance Sheet
Warrant liability	$-	$30,860,000	$30,860,000
Forward Purchase Agreement liability	-	2,035,000	2,035,000
Total liabilities	9,852,764	32,895,000	42,747,764
Class A common stock subject to possible redemption	237,363,330	(32,895,000)	204,468,330
Class A common stock	126	329	455
Additional paid-in capital	5,007,679	8,609,985	13,617,664
Accumulated deficit	(8,522)	(8,610,314)	(8,618,836)
Class A common stock subject to possible redemption—shares outstanding	23,736,333	(3,289,500)	20,446,833
Class A common stock—shares issued and outstanding	1,263,667	3,289,500	4,553,167

	As of March 31, 2019 (unaudited)
	As filed	Adjustments	As restated
Balance Sheet
Warrant liability	$-	$30,595,000	$30,595,000
Forward Purchase Agreement liability	-	1,824,000	1,824,000
Total liabilities	9,558,989	32,419,000	41,977,989
Class A common stock subject to possible redemption	237,535,590	(32,419,000)	205,116,590
Class A common stock	125	324	449
Additional paid-in capital	4,835,419	8,133,990	12,969,409
Retained earnings (accumulated deficit)	163,745	(8,134,314)	(7,970,569)
Class A common stock subject to possible redemption—shares outstanding	23,753,559	(3,241,900)	20,511,659
Class A common stock—shares issued and outstanding	1,246,441	3,241,900	4,488,341

	As of June 30, 2019 (unaudited)
	As filed	Adjustments	As restated
Balance Sheet
Warrant liability	$-	$17,085,000	$17,085,000
Forward Purchase Agreement liability	-	2,497,000	2,497,000
Total liabilities	9,558,263	19,582,000	29,140,263
Class A common stock subject to possible redemption	238,585,190	(19,582,000)	219,003,190
Class A common stock	114	196	310
Additional paid-in capital	3,785,925	(4,702,882)	(916,957)
Retained earnings	1,213,338	4,702,686	5,916,024
Class A common stock subject to possible redemption—shares outstanding	23,858,519	(1,958,200)	21,900,319
Class A common stock—shares issued and outstanding	1,141,481	1,958,200	3,099,681

	As of September 30, 2019 (unaudited)
	As filed	Adjustments	As restated
Balance Sheet
Warrant liability	$-	$19,730,000	$19,730,000
Forward Purchase Agreement liability	-	3,053,000	3,053,000
Total liabilities	9,363,197	22,783,000	32,146,197
Class A common stock subject to possible redemption	239,638,660	(22,783,000)	216,855,660
Class A common stock	104	227	331
Additional paid-in capital	2,732,465	(1,501,913)	1,230,552
Retained earnings	2,266,811	1,501,686	3,768,497
Class A common stock subject to possible redemption—shares outstanding	23,963,866	(2,278,300)	21,685,566
Class A common stock—shares issued and outstanding	1,036,134	2,278,300	3,314,434

The following presents the restatement of previously reported unaudited condensed statements of operations for the three months ended March 31, 2020, the three and six months ended June 30, 2020, the three and nine months ended September 30, 2020, the three months ended March 31, 2019, the three and six months ended June 30, 2019 and the three and nine months ended September 30, 2019.

	For the three months ended March 31, 2020 (unaudited)
	As filed	Adjustments	As restated
Statements of Operations
Change in the fair value of the Warrant liability	$-	$(1,115,000)	$(1,115,000)
Change in the fair value of the Forward Purchase Agreement liability	-	1,404,000	1,404,000
Income before income taxes	704,813	289,000	993,813
Net income	485,422	289,000	774,422
Per Share Data:
Net (loss) income per Class F common stock (basic and diluted)	$(0.01)	$0.04	$0.03

	For the three months ended June 30, 2020 (unaudited)
	As filed	Adjustments	As restated
Statements of Operations
Change in the fair value of the Warrant liability	$-	$(11,555,000)	$(11,555,000)
Change in the fair value of the Forward Purchase Agreement liability	-	(3,229,000)	(3,229,000)
Loss before income taxes	(126,002)	(14,784,000)	(14,910,002)
Net loss	(129,737)	(14,784,000)	(14,913,737)
Per Share Data:
Net loss per Class F common stock (basic and diluted)	$(0.02)	$(2.37)	$(2.39)

	For the six months ended June 30, 2020 (unaudited)
	As filed	Adjustments	As restated
Statements of Operations
Change in the fair value of the Warrant liability	$-	$(12,670,000)	$(12,670,000)
Change in the fair value of the Forward Purchase Agreement liability	-	(1,825,000)	(1,825,000)
Income (loss) before income taxes	578,812	(14,495,000)	(13,916,188)
Net income (loss)	355,685	(14,495,000)	(14,139,315)
Per Share Data:
Net loss per Class F common stock (basic and diluted)	$(0.03)	$(2.32)	$(2.35)

	For the three months ended September 30, 2020 (unaudited)
	As filed	Adjustments	As restated
Statements of Operations
Change in the fair value of the Warrant liability	$-	$11,400,000	$11,400,000
Change in the fair value of the Forward Purchase Agreement liability	-	2,460,000	2,460,000
(Loss) income before income taxes	(429,235)	13,860,000	13,430,765
Net (loss) income	(417,033)	13,860,000	13,442,967
Per Share Data:
Net (loss) income per Class F common stock (basic and diluted)	$(0.07)	$2.23	$2.16

	For the nine months ended September 30, 2020 (unaudited)
	As filed	Adjustments	As restated
Statements of Operations
Change in the fair value of the Warrant liability	$-	$(1,270,000)	$(1,270,000)
Change in the fair value of the Forward Purchase Agreement liability	-	635,000	635,000
Income (loss) before income taxes	149,577	(635,000)	(485,423)
Net loss	(61,348)	(635,000)	(696,348)
Per Share Data:
Net loss per Class F common stock (basic and diluted)	$(0.10)	$(0.10)	$(0.20)

	For the three months ended March 31, 2019 (unaudited)
	As filed	Adjustments	As restated
Statements of Operations
Change in the fair value of the Warrant liability	$-	$265,000	$265,000
Change in the fair value of the Forward Purchase Agreement liability	-	211,000	211,000
Initial classification of Forward Purchase Agreement liability	-	(2,035,000)	(2,035,000)
Offering cost associated with Warrants recorded as liabilities	-	(1,465,314)	(1,465,314)
Loss on sale of Private Placement Warrants	-	(5,110,000)	(5,110,000)
Income (loss) before income taxes	216,918	(8,134,314)	(7,917,396)
Net income (loss)	171,366	(8,134,314)	(7,962,948)
Per Share Data:
Net loss per Class F common stock (basic and diluted)	$(0.01)	$(1.30)	$(1.31)

	For the three months ended June 30, 2019 (unaudited)
	As filed	Adjustments	As restated
Statements of Operations
Change in the fair value of the Warrant liability	$-	$13,510,000	$13,510,000
Change in the fair value of the Forward Purchase Agreement liability	-	(673,000)	(673,000)
Income before income taxes	1,369,240	12,837,000	14,206,240
Net income	1,049,594	12,837,000	13,886,594
Per Share Data:
Net (loss) income per Class F common stock (basic and diluted)	$(0.02)	$2.06	$2.04

	For the six months ended June 30, 2019 (unaudited)
	As filed	Adjustments	As restated
Statements of Operations
Change in the fair value of the Warrant liability	$-	$13,775,000	$13,775,000
Change in the fair value of the Forward Purchase Agreement liability	-	(462,000)	(462,000)
Initial classification of Forward Purchase Agreement liability	-	(2,035,000)	(2,035,000)
Offering cost associated with Warrants recorded as liabilities	-	(1,465,314)	(1,465,314)
Loss on sale of Private Placement Warrants	-	(5,110,000)	(5,110,000)
Income before income taxes	1,586,158	4,702,686	6,288,844
Net income	1,220,960	4,702,686	5,923,646
Per Share Data:
Net (loss) income per Class F common stock (basic and diluted)	$(0.02)	$0.75	$0.73

	For the three months ended September 30, 2019 (unaudited)
	As filed	Adjustments	As restated
Statements of Operations
Change in the fair value of the Warrant liability	$-	$(2,645,000)	$(2,645,000)
Change in the fair value of the Forward Purchase Agreement liability	-	(556,000)	(556,000)
Income (loss) before income taxes	1,353,400	(3,201,000)	(1,847,600)
Net income (loss)	1,053,472	(3,201,000)	(2,147,528)
Per Share Data:
Net loss per Class F common stock (basic and diluted)	$(0.01)	$(0.51)	$(0.52)

	For the nine months ended September 30, 2019 (unaudited)
	As filed	Adjustments	As restated
Statements of Operations
Change in the fair value of the Warrant liability	$-	$11,130,000	$11,130,000
Change in the fair value of the Forward Purchase Agreement liability	-	(1,018,000)	(1,018,000)
Initial classification of Forward Purchase Agreement liability	-	(2,035,000)	(2,035,000)
Offering cost associated with Warrants recorded as liabilities		(1,465,314)	(1,465,314)
Loss on sale of Private Placement Warrants		(5,110,000)	(5,110,000)
Income before income taxes	2,939,558	1,501,686	4,441,244
Net income	2,274,432	1,501,686	3,776,118
Per Share Data:
Net (loss) income per Class F common stock (basic and diluted)	$(0.04)	$0.24	$0.20

The following tables contain the restatement of previously reported unaudited condensed statements of cash flows for the three months ended March 31, 2020, the six months ended June 30, 2020, the nine months ended September 30, 2020, the three months ended March 31, 2019, the six months ended June 30, 2019, the nine months ended September 30, 2019.

	For the three months ended March 31, 2020 (unaudited)
	As filed	Adjustments	As restated
Statement of Cash Flows
Net income	$485,422	$289,000	$774,422
Change in the fair value of Warrant liability	-	1,115,000	1,115,000
Change in the fair value of the Forward Purchase Agreement liability	-	(1,404,000)	(1,404,000)
Net cash used in operating activities	(392,069)	-	(392,069)
Net cash provided by investing activities	200,000	-	200,000
Net cash used in financing activities	(73,736)	-	(73,736)
Net decrease in cash	(265,805)	-	(265,805)
Class A common stock subject to possible redemption	485,420	289,000	774,420

	For the six months ended June 30, 2020 (unaudited)
	As filed	Adjustments	As restated
Statement of Cash Flows
Net income (loss)	$355,685	$(14,495,000)	$(14,139,315)
Change in the fair value of Warrant liability	-	12,670,000	12,670,000
Change in the fair value of the Forward Purchase Agreement liability	-	1,825,000	1,825,000
Net cash used in operating activities	(561,642)	-	(561,642)
Net cash provided by investing activities	707,600	-	707,600
Net cash used in financing activities	(70,954)	-	(70,954)
Net increase in cash	75,004	-	75,004
Class A common stock subject to possible redemption	355,690	(14,495,000)	(14,139,310)

	For the nine months ended September 30, 2020 (unaudited)
	As filed	Adjustments	As restated
Statement of Cash Flows
Net loss	$(61,348)	$(635,000)	$(696,348)
Change in the fair value of Warrant liability	-	1,270,000	1,270,000
Change in the fair value of the Forward Purchase Agreement liability	-	(635,000)	(635,000)
Net cash used in operating activities	(1,373,968)	-	(1,373,968)
Net cash provided by investing activities	765,483	-	765,483
Net cash used in financing activities	(83,629)	-	(83,629)
Net decrease in cash	(692,114)	-	(692,114)
Class A common stock subject to possible redemption	(61,350)	(635,000)	(696,350)

	For the three months ended March 31, 2019 (unaudited)
	As filed	Adjustments	As restated
Statement of Cash Flows
Net income	$171,366	$(8,134,314)	$(7,962,948)
Change in the fair value of Warrant liability	-	(265,000)	(265,000)
Change in the fair value of the Forward Purchase Agreement liability	-	(211,000)	(211,000)
Initial classification of Forward Purchase Agreement liability	-	2,035,000	2,035,000
Offering cost associated with Warrants recorded as liabilities	-	1,465,314	1,465,314
Loss on sale of Private Placement Warrants	-	5,110,000	5,110,000
Net cash provided by (used in) operating activities	239,455	-	239,455
Net cash used in investing activities	(250,000,000)	-	(250,000,000)
Net cash provided by financing activities	251,342,222	-	251,342,222
Net increase in cash	1,581,677	-	1,581,677
Class A common stock subject to possible redemption	237,535,590	(32,419,000)	205,116,590
Initial classification of Warrant liability	-	30,860,000	30,860,000

	For the six months ended June 30, 2019 (unaudited)
	As filed	Adjustments	As restated
Statement of Cash Flows
Net income	$1,220,960	$4,702,686	$5,923,646
Change in the fair value of Warrant liability	-	(13,775,000)	(13,775,000)
Change in the fair value of the Forward Purchase Agreement liability	-	462,000	462,000
Initial classification of Forward Purchase Agreement liability	-	2,035,000	2,035,000
Offering cost associated with Warrants recorded as liabilities	-	1,465,314	1,465,314
Loss on sale of Private Placement Warrants	-	5,110,000	5,110,000
Net cash used in operating activities	(306,922)	-	(306,922)
Net cash used in investing activities	(250,000,000)	-	(250,000,000)
Net cash provided by financing activities	251,398,074	-	251,398,074
Net increase in cash	1,091,152	-	1,091,152
Change in Class A common stock subject to possible redemption	238,585,190	(19,582,000)	219,003,190
Initial classification of Warrant liability	-	30,860,000	30,860,000

	For the nine months ended September 30, 2019 (unaudited)
	As filed	Adjustments	As restated
Statement of Cash Flows
Net income	$2,274,432	$1,501,686	$3,776,118
Change in the fair value of Warrant liability	-	(11,130,000)	(11,130,000)
Change in the fair value of the Forward Purchase Agreement liability	-	1,018,000	1,018,000
Initial classification of Forward Purchase Agreement liability	-	2,035,000	2,035,000
Offering cost associated with Warrants recorded as liabilities	-	1,465,314	1,465,314
Loss on sale of Private Placement Warrants	-	5,110,000	5,110,000
Net cash used in operating activities	(856,547)	-	(856,547)
Net cash used in investing activities	(249,422,674)	-	(249,422,674)
Net cash provided by financing activities	251,360,801	-	251,360,801
Net increase in cash	1,081,580	-	1,081,580
Class A common stock subject to possible redemption	239,638,600	(22,783,000)	216,855,660
Initial classification of Warrant liability	-	30,860,000	30,860,000

3. Summary of Significant Accounting Policies

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

The Company’s accompanying consolidated statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. For the year ended December 31, 2020, net income per share, basic and diluted, for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $910,070, net of applicable income and franchise taxes of $336,730, by the weighted average number of shares of Class A common stock outstanding of 25,000,000. For the year ended December 31, 2019, net income per share, basic and diluted, for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $4,472,458, net of applicable income and franchise taxes of $1,395,607, by the weighted average number of shares of Class A common stock outstanding of 25,000,000. Net loss per share, basic and diluted, for Class F common stock is calculated by dividing the net income, less income attributable to Class A common stock, the change in the fair value of the Warrant liability, the change in the fair value of the Forward Purchase Agreement liability, the initial classification of the Forward Purchase Agreement liability, the offering cost associated with Warrants recorded as liabilities and the loss on sale of Private Placement Warrants, by the weighted average number of shares of Class F common stock outstanding for the period

Concentration of Credit Risk

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the accompanying consolidated balance sheets.

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Offering costs consist of costs incurred in connection with formation and preparation for the Initial Public Offering. Offering costs were allocated on a relative fair value basis between stockholders’ equity and expense. The portion of offering costs allocated to the Public Warrants and Private Placement Warrants has been charged to expense. The portion of offering costs allocated to the Class A common stock has been charged to stockholders’ equity. On March 12, 2019, offering costs totaled $14,653,147 (consisting of $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees and $903,147 of other offering costs), of which $1,465,314 was charged to expense and $13,187,833 was charged to stockholders’ equity.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered to be start-up costs and are not currently deductible. During the years ended December 31, 2020 and 2019, the Company recorded income tax expense of $136,730 and $1,195,607, respectively, primarily related to interest income earned on the Trust Account. For the years ended December 31, 2020 and 2019, the Company’s effective tax rate was (0.81)% and 8.90%, respectively, which differs from the expected income tax rate due to the start-up costs which are not currently deductible.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock will be affected by charges against additional paid-in capital. Accordingly, as of December 31, 2020 and 2019, 19,942,298 and 21,670,845, respectively, of the 25,000,000 Public Shares were classified outside of permanent equity.

Warrant and Forward Purchase Agreement Liability

The Company accounts for the Warrants and Forward Purchase Agreement issued in connection with our initial public offering in accordance with ASC 815-40, under which the Warrants and the Forward Purchase Agreement do not meet the criteria for equity classification and must be recorded as liabilities. As the Warrants and Forward Purchase Agreement meet the definition of a derivative as contemplated in ASC 815, the Warrants and the Forward Purchase Agreement are measured at fair value at inception and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statement of operations in the period of change.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s accompanying consolidated financial statements.

4. Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units at a price of $10.00 per Unit. The Sponsor purchased an aggregate of 7,000,000 warrants at a price of $1.00 per warrant in a private placement that closed simultaneously with the Initial Public Offering.

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one warrant (“Public Warrants”, and collectively with the Private Placement Warrants, the “Warrants”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of equity or equity-linked securities). No fractional warrants will be issued upon separation of the Units and only whole Public Warrants will trade. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial business combination or 12 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s initial business combination or earlier upon redemption or liquidation. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Public Warrant holders.

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

5. Related Party Transactions

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

Private Placement Warrants

The Sponsor purchased an aggregate of 7,000,000 private placement warrants at a price of $1.00 per warrant for an aggregate purchase price of $7,000,000 in a private placement that occurred simultaneously with the closing of the Initial Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of equity or equity-linked securities). $5,000,000 of the proceeds of the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account such that, at the closing of the Initial Public Offering, $250,000,000 was held in the Trust Account. If an initial business combination is not completed by the Extension Date, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. See Note 11 included in these consolidated financial statements for a subsequent event regarding an extension to complete an initial business combination.

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

Forward Purchase Agreement

On February 26, 2019, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) pursuant to which Crescent Capital Group LP (“Crescent”), in its capacity as investment advisor on behalf of one or more investment funds or accounts managed by Crescent and its affiliates (such funds or accounts, the “Crescent Funds”), has committed on behalf of the Crescent Funds, to purchase, subject to the terms and conditions set forth the Forward Purchase Agreement, including obtaining fund-level approvals by the relevant investment committee and/or other governing body of such funds, an aggregate of 5,000,000 forward purchase units (the “Forward Purchase Units”), each consisting of one share of the Company’s Class A common stock (such shares of Class A common stock to be issued pursuant to the Forward Purchase Agreement, the “Forward Purchase Shares”) and one-third of one warrant to purchase one share of the Company’s Class A common stock (such warrants to be issued pursuant to the Forward Purchase Agreement, the “Forward Purchase Warrants”), for $10.00 per unit, or an aggregate amount of $50,000,000, in a private placement that will close simultaneously with the closing of an initial business combination. The Forward Purchase Warrants will have the same terms as the Private Placement Warrants so long as they are held by a Crescent Fund purchasing the Forward Purchase Units (such Crescent Fund, the “Crescent Fund Purchaser”) or its permitted transferees, and the Forward Purchase Shares will be identical to the Public Shares sold in the Initial Public Offering, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights. Any Forward Purchase Warrant held by a holder other than a Crescent Fund Purchaser or its permitted transferees will have the same terms as the Warrants included in the Units sold in the Initial Public Offering. The Forward Purchase Agreement was subsequently amended on January 13, 2021 which resulted in Crescent Capital Group Holdings LP committing to purchase 2,500,000 Forward Purchase Units, for $10.00 per unit, or an aggregate amount of $25,000,000.

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

6. Stockholders’ Equity

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

As of December 31, 2020 and 2019, there were 5,057,702 and 3,329,155, respectively, of Class A common stock issued and outstanding, excluding 19,942,298 and 21,670,845, respectively, shares of Class A common stock subject to possible redemption.

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

7. Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$253,628,041	$253,628,041	$-	$-
Liabilities:
Warrant liability – Public Warrants	$18,875,000	$18,875,000	$-	$-
Warrant liability – Private Placement Warrants	$14,140,000	$-	$-	$14,140,000
Forward Purchase Agreement	$5,185,000	$-	$-	$5,185,000

Description	December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$253,557,444	$253,557,444	$-	$-
Liabilities:
Warrant liability – Public Warrants	$10,000,000	$10,000,000	$-	$-
Warrant liability – Private Placement Warrants	$10,010,000	$-	$-	$10,010,000
Forward Purchase Agreement	$3,396,000	$-	$-	$3,396,000

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

The Company employed option pricing models to value the Warrants at each reporting period, with changes in fair value recognized in the statement of operations. In the case of the Public Warrants, we used a binomial/lattice model that assumes optimal exercise of the Company's redemption option at the earliest possible date. In the case of the Private Placement Warrants, the Company used a Modified Black-Scholes Option Pricing Model since these instruments do not have an early redemption feature. However, if the Private Placement Warrants were also subject to the make-whole table, then the binomial/lattice model was used. Inherent in options pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility input based on observed price, otherwise it was assumed based on median volatility of the Russell 3000 Index constituents, or the volatility of the target company’s peer group. The risk-free interest rate is based on the U.S. Treasury curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The liability for the Forward Purchase Agreement was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $50,000,000 pursuant to the Forward Purchase Agreement is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the Forward Purchase Agreement. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $50,000,000 fixed commitment is then reduced to account for the probability of consummation of a business combination. The primary unobservable input utilized in determining the fair value of the Forward Purchase Agreement is the probability of consummation of a business combination. For all of the periods presented, the probability assigned to the consummation of a business combination was 80%.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants as of the initial measurement date of $18,750,000 was transferred from a Level 3 fair value measurement to a Level 1 fair value measurement in April 2019, when the Public Warrants were separately listed and traded.

The following table provides quantitative information regarding fair value assumptions for the Public Warrants:

As of March 12, 2019 (Initial Measurement)
Asset price	$9.25
Exercise price	$11.50
Term (in years)	$5.50
Volatility	30.00%
Risk-free rate	2.40%
Dividend yield	0.00%
Fair value of each Public Warrant	$1.50

The following table provides quantitative information regarding fair value assumptions for the Private Placement Warrants:

	As of March 12, 2019 (Initial Measurement)	As of December 31, 2019	As of December 31, 2020
Asset price	$9.25	$10.02	$10.45
Exercise price	$11.50	$11.50	$11.50
Term (in years)	$5.50	$5.50	$5.50
Volatility	30.00%	21.50%	29.30%
Risk-free rate	2.40%	1.70%	0.40%
Dividend yield	0.00%	0.00%	0.00%
Fair value of each Private Placement Warrant	$1.73	$1.43	$2.02

The following table provides quantitative information regarding fair value assumptions for the Forward Purchase Agreement:

	As of March 12, 2019 (Initial Measurement)	As of December 31, 2019	As of December 31, 2020
Asset price	$9.25	$10.02	$10.45
Private Placement Warrant price	$1.73	$1.43	$2.02
Discount term (in years)	2.30	1.50	0.50
Probability of merger	80.00%	80.00%	80.00%
Risk-free rate	2.44%	1.59%	0.09%
Fair value of Forward Purchase Agreement	$2,035,000	$3,396,000	$5,185,000

The following table presents the changes in the fair value of the Warrant and Forward Purchase Agreement liabilities:

	Private Placement Warrants	Public Warrants	Forward Purchase Agreement	Liabilities
Initial measurement on March 12, 2019	$12,110,000	$18,750,000	$2,035,000	$32,895,000
Change in the fair value	(2,100,000)	(8,750,000)	1,361,000	(9,489,000)
Fair value as of December 31, 2019	10,010,000	10,000,000	3,396,000	23,406,000
Change in the fair value	4,130,000	8,875,000	1,789,000	14,794,000
Fair value as of December 31, 2020	$14,140,000	$18,875,000	$5,185,000	$38,200,000

The Company did not have any held to maturity securities as of December 31, 2020.

The gross holding gains and fair value of held-to-maturity securities as of December 31, 2019 are as follows:

Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value
U.S Treasury Securities (Mature 03/12/2020)	$253,551,083	$6,361	$253,557,444

8. Income Taxes

The income tax provision consists of the following:

	For the years ended December 31,
	2020	2019
Current
Federal	$93,518	$817,897
State	43,212	377,710
Deferred
Federal	(524,082)	(68,511)
State	(197,599)	-
Change in valuation allowance	721,681	68,511
Income tax provision expense	$136,730	$1,195,607

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2020	2019
Deferred tax assets:
Startup/organizational costs	$885,206	$70,106
Valuation allowance	(885,206)	(70,106)
Deferred tax assets, net of allowance	$-	$-

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

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2020	2019
	As Restated	As Restated
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	(0.20)%	2.22%
Other permanent items	(18.12)%	(14.83)%
Meals & entertainment	(0.02)%	0.00%
Valuation allowance	(3.47)%	0.51%
Effective tax rate	(0.81)%	8.90%

9. Commitments and Contingencies

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

10. Business Combination

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

See Note 11 included in these consolidated financial statements for a subsequent event regarding an initial business combination.

11. Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the financial statements. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below and in Note 2.

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

Crescent Acquisition Corp

Date: May 6, 2021	By:	/s/ Todd M. Purdy

Todd M. Purdy
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Al Hassanein

Al Hassanein
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 6, 2021	By:	/s/ Todd M. Purdy

Todd M. Purdy
Chief Executive Officer, Director
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Al Hassanein

Al Hassanein
Chief Financial Officer, Director
(Principal Financial and Accounting Officer)

Date: May 6, 2021	By:	/s/ Robert D. Beyer

Robert D. Beyer
Executive Chairman, Director

Date: May 6, 2021	By:	/s/ Jean-Marc Chapus

Jean-Marc Chapus
Chairman of the Board, Director