Form 10-Q
period 2021-03-31
Crescent Acquisition Corp
filed 2021-05-17
CIK 1723648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, the registrant had 24,987,762 of its Class A common stock, $0.0001 par value per share, and 6,250,000 of its Class F common stock, $0.0001 par value per share, outstanding.

CRESCENT ACQUISITION CORP

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Crescent Acquisition Corp

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$165,916	$306,626
Prepaid expenses	115,146	27,353
Other assets	62,200	23,000
Total current assets	343,262	356,979
Investments held in Trust Account	253,470,156	253,628,041
Total assets	$253,813,418	$253,985,020
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$752,054	$2,611,543
Accrued franchise and income taxes	50,025	-
Advance from related party	2,303,798	493
Total current liabilities	3,105,877	2,612,036
Warrant liability	29,315,000	33,015,000
Forward Purchase Agreement liability	1,945,000	5,185,000
Deferred underwriting fee payable	8,750,000	8,750,000
Total liabilities	43,115,877	49,562,036
Commitments and Contingencies
Class A common stock subject to possible redemption, 20,569,754 and 19,942,298 shares at redemption value of approximately $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	205,697,540	199,422,980
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 4,418,008 and 5,057,702 shares issued and outstanding (excluding 20,569,754 and 19,942,298 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	442	506
Class F common stock, $0.0001 par value; 25,000,000 shares authorized; 6,250,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	625	625
Additional paid-in capital	12,264,422	18,663,057
Accumulated deficit	(7,265,488)	(13,664,184)
Total stockholders’ equity	5,000,001	5,000,004
Total liabilities and stockholders’ equity	$253,813,418	$253,985,020

See accompanying notes to unaudited condensed consolidated financial statements.

Crescent Acquisition Corp

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2021	2020
Revenues	$-	$-
General and administrative expenses	(546,732)	(129,118)
Loss from operations	(546,732)	(129,118)
Change in the fair value of the Warrant liability	3,700,000	(1,115,000)
Change in the fair value of the Forward Purchase Agreement liability	3,240,000	1,404,000
Interest income on Trust Account	6,253	833,931
Income before income taxes	6,399,521	993,813
Provision for income taxes	(825)	(219,391)
Net income	$6,398,696	$774,422
Net income per share information:
Weighted average Class A common stock outstanding (basic and diluted)	24,994,153	25,000,000
Net income per Class A common stock (basic and diluted)	$0.00	$0.02
Weighted average Class F common stock outstanding (basic and diluted)	6,250,000	6,250,000
Net income per Class F common stock (basic and diluted)	$1.03	$0.03

See accompanying notes to unaudited condensed consolidated financial statements.

Crescent Acquisition Corp

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class F		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2019	3,329,155	$333	6,250,000	$625	$1,377,759	$3,621,291	$5,000,008
Class A common stock subject to possible redemption	(77,442)	(8)	-	-	(774,412)	-	(774,420)
Net income	-	-	-	-	-	774,422	774,422
Balance at March 31, 2020	3,251,713	$325	6,250,000	$625	$603,347	$4,395,713	$5,000,010

	Common Stock				Additional		Total
	Class A		Class F		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2020	5,057,702	$506	6,250,000	$625	$18,663,057	$(13,664,184)	$5,000,004
Class A common stock subject to possible redemption	(639,694)	(64)	-	-	(6,398,635)	-	(6,398,699)
Net income	-	-	-	-	-	6,398,696	6,398,696
Balance at March 31, 2021	4,418,008	$442	6,250,000	$625	$12,264,422	$(7,265,488)	$5,000,001

See accompanying notes to unaudited condensed consolidated financial statements.

Crescent Acquisition Corp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$6,398,696	$774,422
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on securities held in Trust Account	(6,253)	(833,931)
Change in fair value of the Warrant liability	(3,700,000)	1,115,000
Change in fair value of the Forward Purchase Agreement liability	(3,240,000)	(1,404,000)
Changes in operating assets and liabilities:
Prepaid expenses	(87,793)	(27,428)
Other assets	(39,200)	-
Accounts payable and accrued expenses	(1,859,489)	(85,525)
Accrued franchise and income taxes	50,025	69,393
Net cash used in operating activities	(2,484,014)	(392,069)
Cash Flows from Investing Activities
Interest income released from Trust Account to pay taxes	40,000	200,000
Net cash provided by investing activities	40,000	200,000
Cash Flows from Financing Activities
Advances from related party	2,303,304	47,956
Repayment of advances from related party	-	(121,692)
Net cash provided by (used in) financing activities	2,303,304	(73,736)
Net decrease in cash	(140,710)	(265,805)
Cash—beginning of the period	306,626	1,126,200
Cash—end of the period	$165,916	$860,395
Supplemental disclosure of non-cash activities:
Change in Class A common stock subject to possible redemption	$6,274,560	$774,420

See accompanying notes to unaudited condensed consolidated financial statements.

Crescent Acquisition Corp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

As of March 31, 2021, the Company had not yet commenced operations. All activity for the period from November 17, 2017 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, a search for a business combination as described below. The Company will not generate any operating revenues until after completion of an initial business combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

Sponsor and Financing

The Company’s sponsor is CFI Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2019. On March 12, 2019, the Company consummated the Initial Public Offering of 25,000,000 units (“Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000 (see Note 3) and incurring offering costs of approximately $14,650,000, consisting principally of underwriter discounts of $13,750,000 (including $8,750,000 of which payment is deferred) and approximately $900,000 of other offering costs. The Company intends to finance an initial business combination with proceeds from the $250,000,000 Initial Public Offering of Units and a $7,000,000 private placement (see Note 4). Upon the closing of the Initial Public Offering and the private placement, $250,000,000 was placed in a trust account (the “Trust Account”).

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

The Company, after signing a definitive agreement for an initial business combination, will either (i) seek stockholder approval of an initial business combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against an initial business combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of an initial business combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of an initial business combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes. The decision as to whether the Company will seek stockholder approval of an initial business combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by applicable law or under stock exchange listing requirements. If the Company seeks stockholder approval, it will complete an initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of an initial business combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related initial business combination, and instead may search for an alternate initial business combination.

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

The Company mailed to its shareholders of record as of January 22, 2021, a definitive proxy statement for a special meeting of shareholders to be held on February 17, 2021 (the “Special Meeting”) to approve an extension of time for the Company to complete an initial business combination through June 30, 2021. The Charter Extension and Trust Extension Proposals were approved, providing the Company’s shareholders with more time to evaluate its Business Combination.

In connection with the vote to approve the Charter Extension and Trust Extension Proposals, the holders of 12,238 Class A common shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.14 per share, for an aggregate redemption amount of $124,138. As such, only approximately 0.05% of the Class A common shares were redeemed and approximately 99.95% of the Class A common shares remain outstanding.

On February 17, 2021, the Company’s shareholders approved to extend the date by which the Company must (1) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, which the Company refers to as an initial business combination, (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem all of the shares of Class A Stock (as defined below), included as part of the units sold in the Company’s Initial Public Offering, from March 12, 2021 to June 30, 2021.

See Note 8 included in these condensed consolidated financial statements for additional information on an initial business combination.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2020, the Company had $165,916 available outside the Trust Account to fund its working capital requirements, $3,470,156 of investment income held in the Trust Account available to be released to pay for franchise and income taxes and working capital of $(2,762,615). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

Prior to the completion of the Company’s Initial Public Offering, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares (as defined below) to the Company’s Sponsor, $300,000 in a note payable and $118,323 in advances from an affiliate of the Sponsor. The Company fully repaid these borrowings and advances from the Sponsor and related parties.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the current lack of liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements contained in this report do not include any adjustments that might result from the Company’s inability to continue as a going concern, should the Company be required to liquidate after June 30, 2021.

Restatement of Previously Issued Consolidated Financial Statements

The notes included herein should be read in conjunction with the Company's restated audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A filed with the SEC on May 6, 2021 (the “2020 Form 10-K/A”).

As previously disclosed in our 2020 Form 10-K/A as filed on May 6, 2021, we restated the Company’s previously issued consolidated financial statements for the following periods: (i) as of March 12, 2019, (ii) as of and for the periods ended March 31, 2019 and 2020, (iii) as of and for the three and six months ended June 30, 2019 and 2020, (iv) as of and for the three and nine months ended September 30, 2019 and 2020 and (v) as of and for the years ended December 31, 2019 and 2020, in each case to reflect a change in accounting treatment for the Warrants (as defined in Note 3) and Forward Purchase Agreement (as defined in Note 3). We have restated herein our condensed consolidated financial statements as of and for the quarter ended March 31, 2020. We have also restated related amounts within the accompanying footnotes to the condensed consolidated financial statements. The impact as of March 31,

2020 was an increase to the Warrant liability of $21,125,000, an increase to the Forward Purchase Agreement liability of $1,992,000, a decrease in Class A common stock subject to possible redemption of 23,117,000, an increase to Class A common stock of $231, a decrease to additional paid-in-capital of $1,167,917 and an increase to retained earnings of $1,167,917. The impact as of December 31, 2020 was an increase to the Warrant liability of $33,015,000, an increase to the Forward Purchase Agreement liability of $5,185,000, a decrease in Class A common stock subject to possible redemption of 38,200,000, an increase to Class A common stock of $382, an increase to additional paid-in-capital of $13,914,932 and a decrease to retained earnings of $13,915,314.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments and reclassifications, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021. These accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2020 Form 10-K/A filed by the Company with the SEC on May 6, 2021.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Function Acquisition I Corp and Function Acquisition II LLC, since their formation. All material intercompany balances and transactions have been eliminated.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

The Company’s accompanying condensed consolidated statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. For the three ended March 31, 2021 and 2020, net income per share, basic and diluted, for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $6,253 and $833,931, respectively, net of applicable income and franchise taxes of $50,825 and $269,391, respectively, by the weighted average number of shares of Class A common stock outstanding of 24,994,153 and 25,000,000, respectively. Net loss per share, basic and diluted, for Class F common stock is calculated by dividing the net income, less income attributable to Class A common stock, the change in the fair value of the Warrant liability (as defined in Note 3), the change in the fair value of the Forward Purchase Agreement liability, the initial classification of the Forward Purchase Agreement liability, the offering cost associated with Warrants (as defined in Note 3) recorded as liabilities and the loss on sale of Private Placement Warrants (as defined in Note 4), by the weighted average number of shares of Class F common stock outstanding for the period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Offering costs consist of costs incurred in connection with formation and preparation for the Initial Public Offering. Offering costs were allocated on a relative fair value basis between stockholders’ equity and expense. The portion of offering costs allocated to the Public Warrants (as defined in Note 3) and Private Placement Warrants (as defined in Note 4) has been charged to expense. The portion of offering costs allocated to the Class A common stock has been charged to stockholders’ equity.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of March 31, 2021 and December 31, 2020, there were no unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31, 2020, no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of March 31, 2021 and December 31, 2020, the Company had deferred tax assets of $1,036,683 and $885,206, respectively, which had a full valuation allowance recorded against them.

The Company’s current taxable income (loss) primarily consists of interest income on the Trust Account which is offset by deductible franchise taxes. The Company’s general and administrative costs are generally considered to be start-up costs and are not currently deductible. During the three months ended March 31, 2021 and 2020, the Company recorded income tax expense of $825 and $219,391, respectively, primarily related to interest income earned on the Trust Account. For the three months ended March 31, 2021 and 2020, the Company’s effective tax rate was 0.01% and 22.08%, respectively, which differs from the expected income tax rate due to the start-up costs which are not currently deductible as well as the change in the fair value of the Warrants (as defined in Note 3) and Forward Purchase Agreement (as defined in Note 4).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock will be affected by charges against additional paid-in capital. Accordingly, as of March 31, 2021 and December 31, 2020, 20,569,754 and 19,942,298, respectively, of the Public Shares were classified outside of permanent equity.

Warrant and Forward Purchase Agreement Liability

The Company accounts for the Warrants (as defined in Note 3) and Forward Purchase Agreement (as defined in Note 4) issued in connection with the Company’s initial public offering in accordance with FASB ASC 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”), under which the Warrants and the Forward Purchase Agreement do not meet the criteria for equity classification and must be recorded as liabilities. As the Warrants and Forward Purchase Agreement meet the definition of a derivative as contemplated in ASC 815, the Warrants and the Forward Purchase Agreement are measured at fair value at inception and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the condensed consolidated statement of operations in the period of change

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s accompanying condensed consolidated financial statements.

3. Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units at a price of $10.00 per Unit. The Sponsor purchased an aggregate of 7,000,000 warrants at a price of $1.00 per warrant in a private placement that closed simultaneously with the Initial Public Offering.

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one warrant (“Public Warrants”, and collectively with the Private Placement Warrants (as defined in Note 4), the “Warrants”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of equity or equity-linked securities). No fractional warrants will be issued upon separation of the Units and only whole Public Warrants will trade. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial business combination or 12 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s initial business combination or earlier upon redemption or liquidation. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Public Warrant holders.

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

The Company paid an underwriting discount of 2.0% of the gross offering proceeds to the underwriters at the closing of the Initial Public Offering ($5,000,000), with an additional fee (the “Deferred Underwriting Fee”) of 3.5% of the gross offering proceeds ($8,750,000) payable upon the Company’s completion of an initial business combination. The Deferred Underwriting Fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes an initial business combination.

4. Related Party Transactions

Founder Shares

On November 29, 2017, the Sponsor purchased 8,625,000 shares of Class F common stock (“Founder Shares”) for $25,000. In January 2018, the Sponsor surrendered 1,437,500 Founder Shares to the Company for no consideration, resulting in an aggregate of 7,187,500 Founder Shares outstanding. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares are shares of Class F common stock which automatically convert into shares of Class A common stock at the time of the Company’s initial business combination and are subject to certain transfer restrictions, as described in more detail below. Up to 937,500 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters within 45 days from the effective date of the registration statement, March 7, 2019. In April 2019, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 937,500 shares of Class F common stock, resulting in an aggregate of 6,250,000 Founder Shares outstanding as of March 31, 2021 and December 31, 2020.

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

Private Placement Warrants

The Sponsor purchased an aggregate of 7,000,000 private placement warrants at a price of $1.00 per warrant for an aggregate purchase price of $7,000,000 in a private placement that occurred simultaneously with the closing of the Initial Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of equity or equity-linked securities). $5,000,000 of the proceeds of the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account such that, at the closing of the Initial Public Offering, $250,000,000 was held in the Trust Account. If an initial business combination is not completed by June 30, 2021, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

As of March 31, 2021 and December 31, 2020, an affiliate of the Company paid administrative expenses for an aggregate of $2,927,318 and $624,013, respectively, of which $623,520 and $623,520, respectively, was repaid by the Company, for a net accrual of $2,303,798 and $493, respectively, which is reflected in the accompanying condensed consolidated balance sheets. These amounts are due on demand and are non-interest bearing.

Administrative Support Agreement

On March 7, 2019, the Company entered into an agreement to pay $10,000 a month for office space, utilities, administrative and support services to an affiliate of the Sponsor and will terminate the agreement upon the earlier of an initial business combination or the liquidation of the Company. For the three months ended March 31, 2021 and 2020, the Company incurred expenses of $24,000 and $30,000, respectively, which are included in general and administrative expenses on the accompanying condensed consolidated statements of operations, of which $24,000 and $30,000 were payable as of March 31, 2021 and 2020, respectively, and included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

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

As of March 31, 2021 and December 31, 2020, there were 4,418,008 and 5,057,702, respectively, of Class A common stock issued and outstanding, excluding 20,569,754 and 19,942,298, respectively, shares of Class A common stock subject to possible redemption.

As of March 31, 2021 and December 31, 2020, there were 6,250,000 shares of Class F common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

6. Fair Value Measurements

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$253,470,156	$253,470,156	$-	$-
Liabilities:
Warrant liability – Public Warrants	$14,125,000	$14,125,000	$-	$-
Warrant liability – Private Placement Warrants	$15,190,000	$-	$-	$15,190,000
Forward Purchase Agreement	$1,945,000	$-	$-	$1,945,000

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$253,628,041	$253,628,041	$-	$-
Liabilities:
Warrant liability – Public Warrants	$18,875,000	$18,875,000	$-	$-
Warrant liability – Private Placement Warrants	$14,140,000	$-	$-	$14,140,000
Forward Purchase Agreement	$5,185,000	$-	$-	$5,185,000

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

As of March 31, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $253,470,156 and $253,628,041, respectively, in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government obligations. Cash, money market funds and U.S. Treasury bills are classified as Level 1 securities.

The Company employed option pricing models to value the Warrants at each reporting period, with changes in fair value recognized in the statement of operations. In the case of the Public Warrants, the Company used a binomial/lattice model that assumes optimal exercise of the Company's redemption option at the earliest possible date. In the case of the Private Placement Warrants, the Company used a Modified Black-Scholes Option Pricing Model since these instruments do not have an early redemption feature. However, if the Private Placement Warrants were also subject to the make-whole table, then the binomial/lattice model was used. Inherent in options pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility input based on observed price, otherwise it was assumed based on median volatility of the Russell 3000 Index constituents, or the volatility of the target company’s peer group. The risk-free interest rate is based on the U.S. Treasury curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The liability for the Forward Purchase Agreement was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment pursuant to the Forward Purchase Agreement is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the Forward Purchase Agreement. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the fixed commitment is then reduced to account for the probability of consummation of a business combination. The primary unobservable input utilized in determining the fair value of the Forward Purchase Agreement is the probability of consummation of a business combination. As of March 31, 2021 and December 31, 2020, the probability assigned to the consummation of a business combination was 90% and 80%, respectively.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021 and 2020.

The following table provides quantitative information regarding fair value assumptions for the Private Placement Warrants:

	As of March 31, 2021	As of December 31, 2020
Asset price	$10.06	$10.45
Exercise price	$11.50	$11.50
Term (in years)	5.30	5.50
Volatility	30.00%	29.30%
Risk-free rate	1.00%	0.40%
Dividend yield	0.00%	0.00%
Fair value of each Private Placement Warrant	$2.17	$2.02

The following table provides quantitative information regarding fair value assumptions for the Forward Purchase Agreement:

	As of March 31, 2021	As of December 31, 2020
Asset price	$10.06	$10.45
Private Placement Warrant price	$2.17	$2.02
Discount term (in years)	0.25	0.50
Probability of merger	90.00%	80.00%
Risk-free rate	0.03%	0.09%
Fair value of Forward Purchase Agreement	$1,945,000	$5,185,000

The following table presents the changes in the fair value of the Warrants and Forward Purchase Agreement liabilities:

	Private Placement Warrants	Public Warrants	Forward Purchase Agreement	Liabilities
Fair value as of December 31, 2020	$14,140,000	$18,875,000	$5,185,000	$38,200,000
Change in the fair value	1,050,000	(4,750,000)	(3,240,000)	(6,940,000)
Fair value as of March 31, 2021	$15,190,000	$14,125,000	$1,945,000	$31,260,000

	Private Placement Warrants	Public Warrants	Forward Purchase Agreement	Liabilities
Fair value as of December 31, 2019	$10,010,000	$10,000,000	$3,396,000	$23,406,000
Change in the fair value	490,000	625,000	(1,404,000)	(289,000)
Fair value as of March 31, 2020	$10,500,000	$10,625,000	$1,992,000	$23,117,000

The Company did not have any held to maturity securities as of March 31, 2021 and December 31, 2020.

7. Commitments and Contingencies

Risks and Uncertainties

On March 11, 2020, the World Health Organization officially declared the outbreak of the novel coronavirus (“COVID-19”) a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which the Company consummate an initial business combination could be materially and adversely affected. Furthermore, the Company may be unable to complete an initial business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts the Company’s search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, the Company’s ability to consummate an initial business combination, or the operations of a target business with which the Company ultimately consummates an initial business combination, may be materially adversely affected.

8. Business Combination

On January 13, 2021, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Function Acquisition I Corp, a Delaware corporation and a direct, wholly owned subsidiary of the Company (“First Merger Sub”), Function Acquisition II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company (“Second Merger Sub”), LiveVox Holdings, Inc., a Delaware corporation (“LiveVox”), and GGC Services Holdco, Inc., a Delaware corporation, which provides for, among other things: (a) the merger of First Merger Sub with and into LiveVox, with LiveVox being the surviving corporation of the merger and a direct, wholly owned subsidiary of the Company as a consequence of the merger (the “First Merger”); and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of LiveVox with and into Second Merger Sub, with Second Merger Sub being the surviving corporation of the merger (together with the First Merger, the “Mergers” and, collectively with the other transactions contemplated by the Merger Agreement, the “Business Combination”). The Merger Agreement and the transactions contemplated thereby were unanimously approved by the board of directors of the Company and LiveVox.

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

Pursuant to the Merger Agreement, the aggregate merger consideration payable to the stockholders of LiveVox will consist of (assuming no redemptions): (a) an amount in cash equal to the Closing Cash Payment Amount (as defined in the Merger Agreement), which is estimated to be approximately $218 million; and (b) shares of newly-issued Class A common stock of the Company, par value $0.0001 per share (“Class A Stock”), equal to the Closing Number of Securities (as defined in the Merger Agreement), which are expected to have a value of approximately $514 million based on a price of $10.00 per share. The merger consideration payable to the stockholders of LiveVox is also subject to adjustment based on LiveVox’s cash and indebtedness as of the closing date, among other adjustments contemplated by the Merger Agreement.

In addition to the consideration to be paid at the closing of the Business Combination, the stockholders of LiveVox will be entitled to receive additional earn-out payments from the Company of up to an aggregate of 5,000,000 shares of Class A Stock if the price of Class A common stock trading on the Nasdaq Capital Market exceeds certain thresholds during the seven-year period following the closing of the Business Combination. As an incentive for LiveVox to enter into the Merger Agreement, the Sponsor has agreed that 2,743,750 shares of Class A Stock held by it and by the independent directors of the Company immediately following the closing of the Business Combination (following the automatic conversion of such shares upon the closing of the Business Combination from shares of Class F common stock of the Company, par value $0.0001 per share, into shares of Class A Stock) will be held in escrow to be released only if the price of Class A Stock trading on the Nasdaq Capital Market exceeds the same thresholds during the seven-year period following the closing of the Business Combination.

Additional information regarding LiveVox and the Business Combination is available in the proxy statement/prospectus initially filed with the SEC on January 15, 2021.

9. Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the condensed consolidated financial statements. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Except where the context otherwise requires, all references in this Quarterly Report to the “Company”, “we”, “us”, “our” or similar words or phrases are to Crescent Acquisition Corp, a Delaware company, and references to the “Sponsor” refer to CFI Sponsor, LLC, a Delaware limited liability company.

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

As indicated in the accompanying condensed consolidated financial statements, we had cash of $165,916 as of March 31, 2021. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure that our plans to raise capital or to complete an initial business combination will be successful.

Agreement for Business Combination

On January 13, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among us, Function Acquisition I Corp, a Delaware corporation and a direct, wholly owned subsidiary of ours (“First Merger Sub”), Function Acquisition II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of ours (“Second Merger Sub”), LiveVox Holdings, Inc., a Delaware corporation (“LiveVox”), and GGC Services Holdco, Inc., a Delaware corporation, which provides for, among other things: (a) the merger of First Merger Sub with and into LiveVox, with LiveVox being the surviving corporation of the merger and a direct, wholly owned subsidiary of ours as a consequence of the merger (the “First Merger”); and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of LiveVox with and into Second Merger Sub, with Second Merger Sub being the surviving corporation of the merger (together with the First Merger, the “Mergers” and, collectively with the other transactions contemplated by the Merger Agreement, the “Business Combination”). The Merger Agreement and the transactions contemplated thereby were unanimously approved by our and LiveVox’s board of directors.

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

Pursuant to the Merger Agreement, the aggregate merger consideration payable to the stockholders of LiveVox will consist of (assuming no redemptions): (a) an amount in cash equal to the Closing Cash Payment Amount (as defined in the Merger Agreement), which is estimated to be approximately $218 million; and (b) shares of newly-issued Class A common stock of the Company, par value $0.0001 per share (“Class A Stock”), equal to the Closing Number of Securities (as defined in the Merger Agreement), which are expected to have a value of approximately $514 million based on a price of $10.00 per share. The merger consideration payable to the stockholders of LiveVox is also subject to adjustment based on LiveVox’s cash and indebtedness as of the closing date, among other adjustments contemplated by the Merger Agreement.

In addition to the consideration to be paid at the closing of the Business Combination, the stockholders of LiveVox will be entitled to receive additional earn-out payments from us of up to an aggregate of 5,000,000 shares of Class A Stock if the price of Class A common stock trading on the Nasdaq Capital Market exceeds certain thresholds during the seven-year period following the closing of the Business Combination. As an incentive for LiveVox to enter into the Merger Agreement, our Sponsor has agreed that 2,743,750 shares of Class A Stock held by it and by our independent directors immediately following the closing of the Business Combination (following the automatic conversion of such shares upon the closing of the Business Combination from our shares of Class F common stock, par value $0.0001 per share, into shares of Class A Stock) will be held in escrow to be released only if the price of Class A Stock trading on the Nasdaq Capital Market exceeds the same thresholds during the seven-year period following the closing of the Business Combination.

Additional information regarding LiveVox and the Business Combination is available in the proxy statement/prospectus initially filed with the SEC on January 15, 2021.

Extension Meeting

We mailed to our shareholders of record as of January 22, 2021, a definitive proxy statement for a special meeting of shareholders which was held on February 17, 2021 (the “Special Meeting”) to approve an extension of time for us to complete an initial business combination through June 30, 2021. The Charter Extension and Trust Extension Proposals were approved, providing our shareholders with more time to evaluate our Business Combination.

In connection with the vote to approve the Charter Extension and Trust Extension Proposals, the holders of 12,238 Class A common shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.14 per share, for an aggregate redemption amount of $124,138. As such, only approximately 0.05% of the Class A common shares were redeemed and approximately 99.95% of the Class A common shares remain outstanding.

Restatement

As previously disclosed in our 2020 Form 10-K/A as filed on May 6, 2021, we restated the Company’s previously issued consolidated financial statements (“Restatement”). This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been amended to give effect to the Restatement. The Company has restated its historical financial results to reclassify its Warrants and Forward Purchase Agreement as derivative liabilities pursuant to ASC 815-40 rather than as components of equity as the Company previously treated the Warrants and Forward Purchase Agreement. The impact of the Restatement is reflected in the MD&A below.

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

Included in general and administrative expenses on the accompanying condensed consolidated statements of operations, during the three months ended March 31, 2021 and 2020, our principal operating expenses included $463,035 and $36,177, respectively, for the professional, insurance and listing costs associated with our public reporting, $50,000 and $50,000, respectively, in franchise taxes, $9,697 and $12,941, respectively, in consulting and travel costs associated with our search for a business combination candidate and $24,000 and $30,000, respectively, in administrative fees to our Sponsor. During the three months ended March 31, 2021 and 2020, we also recorded $6,940,000 and $289,000, respectively, for the change in the fair value of the Warrant and Forward Purchase Agreement liabilities. During the three months ended March 31, 2021 and 2020, the Company generated $6,253 and $84,511, of interest income in the money market funds, meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government obligations, in a trust account (the “Trust Account”). Further, during the three months ended March 31, 2020, the Company generated $749,420 of interest income on the U.S. Treasury bills in the Trust Account. Such interest income is currently taxable and results in a provision for income taxes of $825 and $219,391 during the three months ended March 31, 2021 and 2020, since the majority of our operating expenses are considered start-

up costs and are not currently deductible. The Company will periodically withdraw funds from the Trust Account to fund the payment of income and franchise taxes.

Following the closing of our Initial Public Offering in March 2019, we have not generated, and will not generate, any operating revenues until after completion of an initial business combination. As discussed above, we currently generate non-operating income in the form of interest income on cash and cash equivalents after our Initial Public Offering and such income generates a currently payable provision for income taxes on such income since our operating expenses are considered start-up expenses and are not currently deductible. In addition to our taxes, administrative fees to an affiliate of our Sponsor and costs associated with our public reporting, we expect to incur increased expenses for our due diligence and other costs of identifying, documenting and closing a business combination and such costs are expected to be very significant and will vary with the stage of development of a business combination. We intend to pay our income and franchise taxes from the income of the Trust Account.

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

As of March 31, 2021 and December 31, 2020, we had available to us $165,916 and $306,626, respectively, of cash held outside the Trust Account as well as certain amounts we may draw from the Trust Account to fund our taxes (as described above). We believe that such sources of liquidity are adequate to fund our operations for at least the next 12 months. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay our professional and other costs of being a public company and pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes. We do not expect to have any capital expenditures during 2021, except as may be incurred in connection with an initial business combination.

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

Unless and until we complete an initial business combination, we expect our primary liquidity requirements until June 30, 2021 to include legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; legal and accounting fees related to regulatory reporting requirements; NASDAQ and other regulatory fees; office space, administrative, consulting and support services provided under an agreement with our Sponsor and other working capital needs. In addition, we expect to use a portion of the funds not being placed in our Trust Account to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with the United States generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

In addition to the discussion below, our critical accounting policies are further described in Note 2. Summary of Significant Accounting Policies to our accompanying condensed consolidated financial statements.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board Accounting Standards Codification 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock will be affected by charges against additional paid-in capital. Accordingly, as of March 31, 2021 and December 31, 2020, 20,569,754 and 19,942,298, respectively, of the 25,000,000 Public Shares were classified outside of permanent equity.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Section 4(a)(2) of the Securities Act of 1933 registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The

Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Warrant and Forward Purchase Agreement Liability

We account for the Warrants and Forward Purchase Agreement issued in connection with our initial public offering in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”), under which the Warrants and Forward Purchase Agreement do not meet the criteria for equity classification and must be recorded as liabilities. As the Warrants and Forward Purchase Agreement meet the definition of a derivative as contemplated in ASC 815, the Warrants and Forward Purchase Agreement are measured at fair value at inception and at each reporting date in accordance with FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), with changes in fair value recognized in the statement of operations in the period of change.

New Accounting Standards

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on November 17, 2017 for the purpose of effecting an initial business combination. As of March 31, 2021, we had not commenced any operations or generated any revenues. All activity through March 31, 2021 relates to our formation and our Initial Public Offering and subsequent to the Initial Public Offering, efforts have been directed toward locating and completing a suitable initial business combination. Net proceeds of $250,000,000 from the Initial Public Offering and the private placement that closed in March 2019 were deposited into a Trust Account that invests solely in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government obligations. As of March 31, 2021, there was $253,470,156 in the Trust Account. We have not engaged in any hedging activities since our incorporation. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting with respect to the classification of the Company's Warrants and Forward Purchase Agreement as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in our Annual Report on Form 10-K/A had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K/A for the year ended December 31, 2020 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

Crescent Acquisition Corp

Date: May 17, 2021	By:	/s/ Todd M. Purdy

Todd M. Purdy
Chief Executive Officer

Date: May 17, 2021	By:	/s/ Al Hassanein

Al Hassanein
Chief Financial Officer