Form 10-Q
period 2021-06-30
LiveVox Holdings, Inc.
filed 2021-08-13
CIK 1723648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to

Commission file number [001-38825]

LIVEVOX HOLDINGS, INC.
(Name of Registrant as Specified In Its Charter)

Delaware
(State or other jurisdiction of
incorporation or organization)

82-3447941
(I.R.S. Employer Identification No.)

655 Montgomery Street, Suite 1000, San Francisco, CA 94111
(Address of principal executive offices, including zip code)

(844) 207-6663
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	LVOX	The NASDAQ Stock Market LLC
Redeemable Warrants, each whole Warrant exercisable to purchase one share of Class A common stock at an exercise price of $11.50	LVOXW	The NASDAQ Stock Market LLC
Units, each consisting of one share of Class A common stock and one-half of one redeemable Warrant	LVOXU	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
 ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐  Yes  ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 9, 2021, the registrant had 94,628,387 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact included in this Quarterly Report, regarding the future financial performance of LiveVox Holdings, Inc. (“LiveVox” or the “Company”), as well as LiveVox’s strategy, future operations, future operating results, financial position, expectations regarding revenue, losses, and costs, prospects, plans and objectives of management are forward-looking statements. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:
•the Company’s ability to maintain its listing on Nasdaq;
•the Company’s ability to raise financing or complete acquisitions in the future;
•the Company’s success in retaining or recruiting, or changes required in, its officers, key employees or directors;
•the future financial performance of the Company;
•the outcome of any legal proceedings that may be instituted against the Company;
•the high level of competition in the cloud contact center industry and the intense competition and competitive pressures from other companies in the industry in which the Company will operate;
•reliance on information systems and the ability to properly maintain the confidentiality and integrity of data;
•the occurrence of cyber incidents or a deficiency in cybersecurity protocols;
•the ability to obtain third-party software licenses for use in or with the Company’s products;
•the business, operations and financial performance of the Company, including market conditions and global and economic factors beyond the Company’s control;
•the impact of COVID-19 and related changes in base interest rates and significant market volatility on the Company’s business, our industry and the global economy;
•the effect of legal, tax and regulatory changes; and
•other statements preceded by, followed by or that include the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other risk factors included or incorporated by reference herein. Forward-looking statements reflect current views about LiveVox’s plans, strategies and prospects, which are based on information available as of the date of this Quarterly Report. Except to the extent required by applicable law, LiveVox undertakes no obligation (and expressly disclaims any such obligation) to update or revise the forward-looking statements whether as a result of new information, future events or otherwise.
ii

PART I—FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of June 30, 2021 and December 31, 2020
(In thousands, except per share data)

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$161,423	$18,098
Restricted cash, current	—	1,368
Accounts receivable, net	15,850	13,817
Deferred sales commissions, current	1,797	1,521
Prepaid expenses and other current assets	5,390	2,880
Total Current Assets	184,460	37,684
Property and equipment, net	3,205	3,505
Goodwill	47,481	47,481
Intangible assets, net	22,425	18,688
Operating lease right-of-use assets	6,304	3,858
Deposits and other	538	2,334
Deferred sales commissions, net of current	3,709	3,208
Deferred tax asset	37	—
Restricted cash, net of current	100	100
Total Assets	$268,259	$116,858

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,912	$3,521
Accrued expenses	53,721	11,667
Deferred revenue, current	1,178	1,140
Term loan, current	2,160	1,440
Operating lease liabilities, current	1,842	1,353
Finance lease liabilities, current	163	392
Total current liabilities	62,976	19,513
Long term liabilities:
Line of credit	—	4,672
Deferred revenue, net of current	166	237
Term loan, net of current	53,236	54,604
Operating lease liabilities, net of current	5,038	3,088
Finance lease liabilities, net of current	25	38
Deferred tax liability, net	—	193
Warrant liability	1,633	—
Other long-term liabilities	371	372
Total liabilities	123,445	82,717

Commitments and contingencies (Note 10 and 22)
Stockholders’ equity:

Preferred stock, $0.0001 par value per share; 25,000 shares authorized, none issued and outstanding as of June 30, 2021; none authorized, issued and outstanding as of December 31, 2020	—	—
Common stock, $0.0001 par value per share; 500,000 shares authorized as of June 30, 2021 and December 31, 2020; 87,085 and 66,637 shares issued and outstanding as of June 30, 2021 and December 31, 2020	9	7
Additional paid-in capital	249,843	59,168
Accumulated other comprehensive loss	(192)	(206)
Accumulated deficit	(104,846)	(24,828)
Total stockholders’ equity	144,814	34,141
Total liabilities & stockholders’ equity	$268,259	$116,858

The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited) (In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenue	$28,913	$22,505	$56,858	$49,024
Cost of revenue	21,615	9,613	32,795	19,585
Gross profit	7,298	12,892	24,063	29,439
Operating expenses
Sales and marketing expense	27,685	6,982	36,593	15,101
General and administrative expense	24,637	3,393	29,517	6,459
Research and development expense	30,169	4,765	36,349	9,503
Total operating expenses	82,491	15,140	102,459	31,063
Loss from operations	(75,193)	(2,248)	(78,396)	(1,624)
Interest expense, net	941	969	1,885	1,953
Change in the fair value of warrant liability	(375)	—	(375)	—
Other expense (income), net	32	(50)	25	82
Total other expense, net	598	919	1,535	2,035
Pre-tax loss	(75,791)	(3,167)	(79,931)	(3,659)
Provision for income taxes	52	352	87	413
Net loss	$(75,843)	$(3,519)	$(80,018)	$(4,072)
Comprehensive loss
Net loss	(75,843)	(3,519)	(80,018)	(4,072)
Other comprehensive income (loss)	(25)	(9)	14	(114)
Comprehensive loss	$(75,868)	$(3,528)	$(80,004)	$(4,186)
Net loss per share—basic and diluted	$(1.08)	$(0.05)	$(1.17)	$(0.06)
Weighted average shares outstanding—basic and diluted	69,945	66,637	68,291	66,637
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited) (In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2019	1	$—	$58,619	$(218)	$(20,183)	$38,218
Retroactive application of reverse recapitalization	66,636	7	(7)			—
Balance at December 31, 2019, as converted	66,637	$7	$58,612	$(218)	$(20,183)	$38,218
Foreign currency translation adjustment				(105)		(105)
Stock-based compensation			157			157
Net loss					(553)	(553)
Balance at March 31, 2020	66,637	$7	$58,769	$(323)	$(20,736)	$37,717
Foreign currency translation adjustment				(9)		(9)
Stock-based compensation			156			156
Net loss					(3,519)	(3,519)
Balance at June 30, 2020	66,637	$7	$58,925	$(332)	$(24,255)	$34,345

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2020	1	$—	$59,175	$(206)	$(24,828)	$34,141
Retroactive application of reverse recapitalization	66,636	7	(7)			—
Balance at December 31, 2020, as converted	66,637	$7	$59,168	$(206)	$(24,828)	$34,141
Foreign currency translation adjustment				39		39
Stock-based compensation			139			139
Net loss					(4,175)	(4,175)
Balance at March 31, 2021	66,637	$7	$59,307	$(167)	$(29,003)	$30,144
Merger and PIPE financing	20,448	2	190,397			190,399
Foreign currency translation adjustment				(25)		(25)
Stock-based compensation			139			139
Net loss					(75,843)	(75,843)
Balance at June 30, 2021	87,085	$9	$249,843	$(192)	$(104,846)	$144,814
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2021 and 2020
(Unaudited) (Dollars in thousands)

	For the six months ended June 30,
	2021	2020
Operating activities:
Net loss	$(80,018)	$(4,072)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	962	923
Amortization of identified intangible assets	2,244	2,095
Amortization of deferred loan origination costs	72	71
Amortization of deferred sales commissions	832	552
Non-cash lease expense	801	679
Stock compensation expense	278	313
Equity incentive bonus	68,674	—
Bad debt expense	22	984
Deferred income tax benefit	(230)	(310)
Change in the fair value of the warrant liability	(375)	—
Offering cost associated with Warrants recorded as liabilities	41	—
Changes in assets and liabilities
Accounts receivable	(1,358)	2,862
Other assets	(807)	(460)
Deferred sales commissions	(1,609)	(843)
Accounts payable	1,362	(743)
Accrued expenses	218	611
Deferred revenue	(33)	(5)
Operating lease liabilities	(724)	(623)
Other long-term liabilities	(1)	(12)
Net cash provided by (used in) operating activities	(9,649)	2,022
Investing activities:
Purchases of property and equipment	(604)	(259)
Acquisition of businesses, net of cash acquired	—	(20)
Asset acquisition	1,326	—
Net cash provided by (used in) investing activities	722	(279)
Financing activities:
Proceeds from Merger and PIPE financing, net of cash paid	157,383	—
Repayment on loan payable	(1,536)	(576)
Repayment of drawdown on line of credit	(4,672)	4,672
Repayments on finance lease obligations	(242)	(393)
Net cash provided by financing activities	150,933	3,703
Effect of foreign currency translation	(49)	(120)
Net increase in cash, cash equivalents and restricted cash	141,957	5,326
Cash, cash equivalents, and restricted cash beginning of period	19,566	16,513
Cash, cash equivalents, and restricted cash end of period	$161,523	$21,839

	For the six months ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Interest paid	$1,805	$1,896
Income taxes paid	175	73
Supplemental schedule of noncash investing activities:
Additional right-of-use assets	$3,246	$—
Contingent consideration in asset acquisition	7,000	—

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets (dollars in thousands):

	As of June 30,
	2021	2020
Cash and cash equivalents	$161,423	$20,388
Restricted cash, current	—	1,343
Restricted cash, net of current	100	108
Total cash, cash equivalents and restricted cash	$161,523	$21,839
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
1.    Organization
LiveVox Holdings, Inc. (formerly known as Crescent Acquisition Corp), and its subsidiaries (collectively, the “Company,” “LiveVox,” “we,” “us” or “our”) is engaged in the business of developing and marketing a cloud-hosted Contact Center as a Service (“CCaaS”) customer engagement platform that leverages microservice technology to rapidly innovate and scale digital engagement functionality that also incorporates the capabilities of fully integrated multichannel enabled Customer Relationship Management and Workforce Optimization applications. LiveVox’s customers are located primarily in the United States. LiveVox’s services are used to initiate and manage customer contact campaigns primarily for companies in the accounts receivable management, tele- sales and customer care industries.
On June 18, 2021, (the “Closing Date” or “Closing”) Crescent Acquisition Corp (“Crescent”), a Delaware corporation, consummated the previously announced business combination pursuant to an Agreement and Plan of Merger, dated January 13, 2021 (the “Merger Agreement”, or the “Merger”), by and among Crescent, Function Acquisition I Corp, a Delaware corporation and direct, wholly owned subsidiary of Crescent (“First Merger Sub”), Function Acquisition II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Crescent (“Second Merger Sub”), LiveVox Holdings, Inc., a Delaware corporation (hereinafter referred to as “Old LiveVox”), and GGC Services Holdco, Inc., a Delaware corporation, solely in its capacity as the representative, agent and attorney-in-fact (in such capacity, the “Stockholder Representative”) of LiveVox TopCo, LLC (“LiveVox TopCo”), a Delaware limited liability company and the sole stockholder of Old LiveVox as of immediately prior to Closing (the “LiveVox Stockholder”). Pursuant to the Merger Agreement, a business combination between Crescent and Old LiveVox was effected through the merger of First Merger Sub with and into Old LiveVox, with Old LiveVox continuing as the surviving corporation (the “First Merger” and collectively with the other transactions described in the Merger Agreement, the “Merger”). On Closing Date, Crescent changed its name to “LiveVox Holdings, Inc.” and Second Merger Sub, as the surviving entity of the Second Merger, changed its name to “LiveVox Intermediate LLC”. See Note 3 for further discussion of the Merger.
On June 22, 2021, the Company’s ticker symbols on The Nasdaq Stock Market LLC (“Nasdaq”) for its Class A common stock, warrants to purchase Class A common stock and public units were changed to “LVOX,” “LVOXW” and “LVOXU,” respectively.
LiveVox, Inc. was a direct, wholly owned subsidiary of Old LiveVox prior to the Merger and is a wholly owned subsidiary of the Company after the Merger. LiveVox, Inc. was first incorporated in Delaware in 1998 under the name “Tools for Health” and in 2005 changed its name to “LiveVox, Inc.” On March 21, 2014, LiveVox, Inc. and its subsidiaries were acquired by Old LiveVox. The principal United States operations of LiveVox, Inc. are located in San Francisco, California; New York City, New York; Columbus, Ohio and Atlanta, Georgia. LiveVox, Inc. has four main operating subsidiaries: LiveVox Colombia SAS which is wholly owned with an office located in Medellin, Colombia, LiveVox Private Solutions, LTD with an office located in Bangalore, India, Speech IQ, LLC located in Columbus, Ohio, and Engage Holdings, LLC (d/b/a “BusinessPhone.com”) located in Columbus, Ohio. Additionally, LiveVox, Inc. has a wholly owned subsidiary, LiveVox International, Inc. that is incorporated in Delaware. LiveVox, Inc. and LiveVox International, Inc. own 99.99% and 0.01%, respectively, of LiveVox Private Solutions, LTD.
2.    Summary of Significant Accounting Policies

a)    Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations or if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
of and for the year ended December 31, 2020 included in Crescent’s Definitive Proxy Statement (the “Proxy”) on Schedule 14A filed with the SEC on May 14, 2021. The information as of December 31, 2020 included in the consolidated balance sheets was derived from those audited consolidated financial statements.
As a result of the Merger completed on June 18, 2021, prior period share and per share amounts presented in the accompanying consolidated financial statements and these related notes have been retroactively converted as shares reflecting the exchange ratio established in the Merger Agreement.
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation. Results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full annual periods.
b)    Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial position and results of operations, requiring adjustment to these balances in future periods. Significant items subject to such estimates and assumptions include, but are not limited to, the determination of the useful lives of long-lived assets, allowances for doubtful accounts, fair value of goodwill and long-lived assets, fair value of incentive awards, establishing standalone selling price, valuation of deferred tax assets, income tax uncertainties and other contingencies, including the Company’s ability to exercise its right to repurchase incentive options from terminated employees.
c)    Segment Information
The Company has determined that its Chief Executive Officer is its chief operating decision maker. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.
d)    Foreign Currency Translation
The financial position and results of the Company’s international subsidiaries are measured using the local currency as the functional currency. Revenues and expenses have been translated into U.S. dollars at average exchange rates prevailing during the periods. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity (accumulated other comprehensive loss), unless there is a sale or complete liquidation of the underlying foreign investments, or the adjustment is inconsequential.
e)    Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents and accounts receivable approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of debt and finance lease obligations approximates fair value.
The Company’s Value Creation Incentive Plan (“VCIP”) and the Option-based Incentive Plan (“OBIP”) accrued liability has historically been determined by the Old LiveVox board of directors with assistance of management, and remeasured at each reporting period. As discussed in Note 2, on June 18, 2021, the Company consummated the previously announced Merger between Old LiveVox and Crescent, in which all outstanding VCIP and OBIP awards are fully vested. The VCIP and OBIP

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
awards are paid to the plan participants in a combination of cash and shares in the third quarter of 2021. A liability was accrued for the cash portion of the bonus and the stock portion was recorded to additional paid-in capital for unissued equity shares. Upon consummation of the Merger on June 18, 2021, the fair value of the VCIP and OBIP accrued liability for the cash bonus payments is based on the terms of the respective VCIP and OBIP agreements. Since the inputs used to measure fair value are directly or indirectly observable in the marketplace, VCIP and OBIP accrued liability was transferred from a Level 3 fair value measurement to a Level 2 fair value measurement as of June 30, 2021.
The Company’s contingent consideration liability related to BusinessPhone asset acquisition as of the Asset Acquisition Date (as defined below) was determined using Monte Carlo simulation based on various inputs, including projected revenue during the earn-out period, revenue volatility, and discount rate. As discussed in Note 4, as of June 30, 2021, the contingency is resolved and the final amount of consideration is based on the terms of the Acquisition Agreement (as defined below). Since the inputs used to measure fair value are directly or indirectly observable in the marketplace, asset acquisition contingent consideration liability was transferred from a Level 3 fair value measurement to a Level 2 fair value measurement as of June 30, 2021.
The Company employed option pricing models specific to the contractual terms of the Forward Purchase Warrants (as defined below) to determine their fair value at each reporting period, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss. The Forward Purchase Warrants are classified as Level 3 fair value measurement and were valued using a Black-Scholes option-pricing model. Refer to Note 20 for more information.
f)    Liquidity and Capital Resources
LiveVox’s consolidated financial statements have been prepared assuming the Company will continue as a going concern for 12 months from the date of issuance of the consolidated financial statements, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s main sources of liquidity were cash generated by operating cash flows and debt. For the six months ended June 30, 2021 and 2020, the Company’s cash flow from operations was $(9.6) million and $2.0 million, respectively. The change in cash during the six months ended June 30, 2021 and 2020 was $142.0 million and $5.3 million, respectively. The Company had restricted cash of $0.1 million as of June 30, 2021 related to the holdback amount for one acquisition the Company made in 2019, and $1.5 million in restricted cash as of December 31, 2020 related to the holdback amount for the two acquisitions the Company made in 2019, included in the change in cash. The Company’s primary use of cash is for operation and administrative activities including employee related expenses, and general, operating and overhead expenses. Future capital requirements will depend on many factors, including the Company’s customer growth rate, customer retention, timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of the Company’s services, effective integration of acquisition activities, and maintaining the Company’s bank credit facility. On March 17, 2020, as a precautionary measure to ensure financial flexibility and maintain liquidity in response to the COVID-19 pandemic, LiveVox drew down approximately $4.7 million under the revolving portion of the Credit Facility (as defined below), which was repaid in full by the Company in connection with the Merger. Additionally, the duration and extent of the impact from the COVID-19 pandemic continues to depend on future developments that cannot be accurately predicted at this time, such as the ongoing severity and transmission rate of the virus, the extent and effectiveness of vaccine programs and other containment actions, the duration of social distancing, office closure and other restrictions on businesses and society at large, and the specific impact of these and other factors on LiveVox’s business, employees, customers and partners. While the COVID-19 pandemic has caused operational difficulties, and may continue to create unprecedented challenges, it has not thus far had a substantial net impact on the Company’s liquidity position.
On June 18, 2021, the Company completed the Merger and raised net cash proceeds of $157.4 million, net of transaction costs. In conjunction with the Merger, the Company repaid in full the revolving

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
portion of the Credit Facility of $4.7 million. The Company believes it has sufficient financial resources for at least the next 12 months from the date of this Quarterly Report.
g)    Debt Discount and Issuance Costs
The Company’s debt issuance costs and debt discount are recorded as a direct reduction of the carrying amount of the debt liability and are amortized to interest expense over the contractual term of the term loan.
h)    Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company limits its credit risk associated with the cash and cash equivalents by placing investments with banks it believes are highly credit worthy. The Company has exposure to credit risk to the extent cash balances exceed amounts covered by Federal deposit insurance. At June 30, 2021 and December 31, 2020, the Company had no cash equivalents. Cash consists of bank deposits. Restricted cash consists entirely of amounts held back from stockholders of the Company’s acquired businesses for indemnifications of outstanding liabilities. Such amounts are retained temporarily for a period of 16.5 months and then remitted to the applicable stockholders; net of fees paid for indemnification liabilities. Since restricted cash amounts represent funds held for others, there is also a corresponding liability account. As of June 30, 2021, the Company has identified $0.1 million as restricted cash as management’s intention is to use this cash for the specific purpose of fulfilling the obligations associated with the holdback amount from recent acquisitions. As of December 31, 2020, the Company had $1.5 million in restricted cash.
i)    Accounts Receivable
Trade accounts receivable are stated net of any write-offs and the allowance for doubtful accounts, at the amount the Company expects to collect. The Company performs ongoing credit evaluations of its customers and generally does not require collateral unless a customer has previously defaulted. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: aging of the account receivable, customer creditworthiness, past transaction history with the customer, current economic and industry trends, and changes in customer payment trends. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. At June 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $1.3 million for both periods. Accounts receivable are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Recoveries of accounts receivable previously written off are recorded as income when received. The accounts receivable recoveries during the three and six months ended June 30, 2021 and 2020 were immaterial. The bad debt expense recorded for the three and six months ended June 30, 2021 was immaterial, and for the three and six months ended June 30, 2020 was $0.4 million and $1.0 million, respectively. The accounts written off for the three and six months ended June 30, 2021 was immaterial, and for the three and six months ended June 30, 2020 was $0.2 million for both periods.
j)    Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs, including planned major maintenance activities, are charged to expense as incurred. When assets are retired or disposed, the asset’s original cost and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in the consolidated statements of operations and comprehensive loss. Amortization expense on capitalized software is included in depreciation expense. Depreciation of leasehold improvements is recorded over

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
the shorter of the estimated useful life of the leasehold improvement or lease terms that are reasonably assured.
Depreciation of property and equipment is provided using the straight-line method based on the following estimated useful lives:

Years
Computer equipment	3 - 5
Computer software	3
Furniture and fixtures	5 - 10
Leasehold improvements	5
Website development	2
k)    Identified Intangible Assets
On March 21, 2014, LiveVox, Inc. and subsidiaries were acquired by LiveVox Holdings, Inc. On October 16, 2019, the Company acquired the rights to certain assets of Teckst Inc. On December 16, 2019, the Company acquired the rights to Speech IQ, LLC. On February 5, 2021, the Company completed its asset acquisition of BusinessPhone. The acquisitions resulted in identified marketing-based, technology-based, customer-based, trademark-based, and workforce-based intangible assets. The fair value of the identified assets was determined as of the date of the acquisition by management with the assistance of an independent valuation firm. The identified intangible assets are being amortized using the straight-line method based on the following estimated useful lives:

Years
Marketing-based	7
Technology-based	4 - 10
Customer-based	7 - 16
Trademark-based	4
Workforce-based	10
l)    Goodwill
Goodwill represents the excess of the purchase price of acquired business over the fair value of the underlying net tangible and intangible assets. Through the year ended December 31, 2019, the Company performed its annual impairment review of goodwill at December 31, and when a triggering event occurs between annual impairment tests. In anticipation of the reporting requirements in connection with being a public company, the Company changed the date of its annual goodwill impairment test to October 1, effective for the year 2020.
During the six months ended June 30, 2021 and 2020, no triggering events have occurred that would require an impairment review of goodwill outside of the required annual impairment review. Refer to Note 7 for more information.
In testing for goodwill impairment, the Company first assesses qualitative factors. If based on the qualitative assessment, it is determined that it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount, including goodwill, the Company will perform the quantitative impairment test in accordance with Accounting Standards Codification (“ASC”) 350-20-35, as amended by Accounting Standards Update (“ASU”) 2017-04, to determine if the fair value of the reporting unit exceeds its carrying amount. If the fair value is determined to be less than the carrying value, an impairment charge is recorded for the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. No impairment charges were recorded during the three and six months ended June 30, 2021 and 2020.

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
m)    Impairment of Long-Lived Assets
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value. No impairment loss was recognized during the three and six months ended June 30, 2021 and 2020.
n)    Amounts Due to Related Parties
In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its stockholders and affiliates. Refer to Note 12 for more information.
o)    Concentration of Risk
Customer Concentration
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. Risks associated with cash are mitigated using what the Company considers creditworthy institutions. The Company performs ongoing credit evaluations of its customers’ financial condition. Substantially all of the Company’s assets are in the United States. The Company’s customers are primarily in the receivables management, tele-sales and customer care industries.
During three and six months ended June 30, 2021, substantially all the Company’s revenue was generated in the United States. For the three and six months ended June 30, 2021 and 2020, the Company did not have any customers that individually represented 10% or more of the Company’s total revenue or whose accounts receivable balance at June 30, 2021 and December 31, 2020 individually represented 10% or more of the Company’s total accounts receivable.

Supplier Concentration
The Company relies on third parties for telecommunication, bandwidth, and co-location services that are included in cost of revenue.
As of June 30, 2021, two vendors accounted for approximately 38% of the Company’s total accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at June 30, 2021. At December 31, 2020, two vendors accounted for approximately 55% of the Company’s accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at December 31, 2020. The Company believes there could be a material impact on future operating results should a relationship with an existing supplier cease.
p)    Revenue Recognition
The Company recognizes revenue in accordance with U.S. GAAP, pursuant to ASC 606, Revenue from Contracts with Customers.
The Company derives substantially all of its revenues by providing cloud-based contact center voice products under a usage-based model, with prices calculated on a per-call, per-seat, or, more typically, a per-minute basis and contracted minimum usage in accordance with the terms of the underlying agreements. Other immaterial ancillary revenues are derived from call recording, local caller identification packages, performance/speech analytics, text messaging services and professional services billed monthly on primarily usage-based fees and to a lesser extent, fixed fees. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services excluding amounts collected on behalf of third parties such as sales taxes, which are collected on behalf of and remitted to governmental authorities based on local tax law.

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
We determine revenue recognition through the following steps:
a.Identification of the contract, or contracts, with a customer;
b.Identification of the performance obligations in the contract;
c.Determination of the transaction price;
d.Allocation of the transaction price to the performance obligations in the contract; and
e.Recognition of revenue when, or as, the performance obligations are satisfied.
We enter into contracts that can include various combinations of services, each of which are distinct and accounted for as separate performance obligations. Our cloud-based contact center solutions typically include a promise to provide continuous access to our hosted technology platform solutions through one of our data centers. Arrangements with customers do not provide the customer with the right to take possession of the Company’s software platform at any time. Our performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits as we perform our services. Our contracts typically range from one to three year agreements with payment terms of net 10-60 days. As the services provided by the Company are generally billed monthly there is not a significant financing component in the Company’s arrangements.
The Company’s arrangements typically include monthly minimum usage commitments and specify the rate at which the customer must pay for actual usage above the monthly minimum. Additional usage in excess of contractual minimum commitments are deemed to be specific to the month that the usage occurs, since the minimum usage commitments reset at the beginning of each month. We have determined these arrangements meet the variable consideration allocation exception and therefore, we recognize contractual monthly commitments and any overages as revenue in the month they are earned.
The Company has service-level agreements with customers warranting defined levels of uptime reliability and performance. Customers may receive credits or refunds if the Company fails to meet such levels. If the services do not meet certain criteria, fees are subject to adjustment or refund representing a form of variable consideration. The Company records reductions to revenue for these estimated customer credits at the time the related revenue is recognized. These customer credits are estimated based on current and historical customer trends, and communications with its customers. Such customer credits have not been significant to date.
For contracts with multiple performance obligations, we allocate the contract price to each performance obligation based on its relative standalone selling price (“SSP”). We generally determine SSP based on the prices charged to customers. In instances where SSP is not directly observable, such as when we do not sell the service separately, we determine the SSP using information that generally includes market conditions or other observable inputs.
Professional services for configuration, system integration, optimization or education are billed on a fixed-price or on a time and material basis and are performed by the Company directly or, alternatively, customers may also choose to perform these services themselves or engage their own third-party service providers. Professional services revenue, which represents less than 2% of revenue, is recognized over time as the services are rendered.
Deferred revenues represent billings or payments received in advance of revenue recognition and are recognized upon transfer of control. Balances consist primarily of annual or multi-year minimum usage agreements not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as deferred revenues, current in

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
the consolidated balance sheets, with the remainder recorded as deferred revenue, net of current in the Company’s consolidated balance sheets.
q)    Costs to Obtain Customer Contracts (Deferred Sales Commissions)
Sales commissions are paid for initial contracts and expansions of existing customer contracts. Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which the Company has estimated to be five years. The Company determined the period of benefit by taking into consideration the length of the Company’s customer contracts, the customer attrition rate, the life of the technology provided and other factors. Amortization expense is recorded in sales and marketing expense within the Company’s consolidated statements of operations and comprehensive loss. Amortization expense for the three months ended June 30, 2021 and 2020 was $0.4 million and $0.3 million, respectively, and for the six months ended June 30, 2021 and 2020 was approximately $0.8 million and $0.6 million, respectively. No impairment loss was recognized during the three and six months ended June 30, 2021 and 2020.
r)    Advertising
The Company expenses non-direct response advertising costs as they are incurred. There were no advertising costs capitalized during the three and six months ended June 30, 2021 and 2020. Advertising expense was $0.1 million for the three months ended June 30, 2021 and immaterial for the three months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, advertising expense was approximately $0.2 million for both periods. Advertising expense is included under sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss.
s)    Research and Development Costs
Research and development costs, not related to the development of internal use software, are charged to operations as incurred. Research and development expenses primarily include payroll and employee benefit, consulting services, travel related, and software and support costs.
t)    Software Development Costs
The Company capitalizes costs of materials, consultants, payroll, and payroll-related costs of employees incurred in developing internal-use software after certain capitalization criteria are met and includes these costs in computer software. Refer to Note 6 for additional information. Software development costs are expensed as incurred until preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. To date, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations and comprehensive loss. There were no capitalized software development costs related to internal-use software during the three and six months ended June 30, 2021 and 2020.
u)    Income Taxes
Deferred Taxes
The Company accounts for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences arising from the temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will be paid or refunds received, as provided for under currently enacted tax law. A valuation allowance is provided for

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
deferred tax assets that, based on available evidence, are not expected to be realized. The Company recognized the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Uncertain Tax Positions
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. The Company does not believe its consolidated financial statements include any uncertain tax positions. It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefit as a component of income tax expense.
Enactment of the Tax Cuts and Jobs Act in 2017 subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. Under U.S. GAAP, an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year of the GILTI inclusion (i.e., as a period expense). The Company has elected to recognize the tax on GILTI as a period expense in the period of inclusion. As such, no deferred taxes are recorded on the Company’s temporary differences that might reverse as GILTI in future years.
v)    Employee and Non-Employee Incentive Plans
During 2014, the Company established two bonus incentive plans, the Value Creation Incentive Plan (which we refer to as the “VCIP”) and the Option-based Incentive Plan (which we refer to as the “OBIP”), pursuant to which eligible participants will receive a predetermined bonus based on the Company’s equity value at the time of a liquidity event, if the stockholder return associated with the liquidity event exceeds certain thresholds (as defined in the VCIP and OBIP). All of the Company’s executive officers and certain other key employees are eligible to participate in the VCIP and certain other employees are eligible to participate in the OBIP. Awards under the VCIP and OBIP are subject to both time-based and performance-based vesting conditions. Awards under the VCIP and OBIP generally time vest over five years and performance vest upon certain liquidity event conditions, subject to continued service through the vesting dates. Under the VCIP, the value at payoff is further adjusted based on the stockholder returns resulting from the liquidity event while the OBIP has a minimum stockholder return. For a portion of each award, the liquidity event condition can be met post termination of service, as long as the time-based vesting period has been completed. The awards under the VCIP and OBIP may be settled in cash or shares, depending on the nature of the underlying liquidity event. The VCIP is structured as a percentage of shareholder returns following a liquidity event for which 15% is allocated for distribution and we have granted 9.3% as of June 30, 2021, of which 9.3% have met the time-based vesting condition. As of December 31, 2020, we have granted 9.3%, of which 5.7% have met the time-based vesting condition. The OBIP has 2.0 million potential award units and we have granted 1.8 million award units as of June 30, 2021, of which 1.8 million have met the time-based vesting condition. As of December 31, 2020, we have granted 1.8 million award units of which 1.5 million have met the time-based vesting condition. For accounting purposes, the vested awards based on time-based conditions are not reflected as issued or outstanding in the accompanying consolidated statements of stockholders’ equity until the liquidity event is met. The Company also has an option to repurchase both awards at an amount deemed to be fair value for which the time-based vesting period has been completed, contingent on the employee’s termination of service. Because vesting and payment under the VCIP and OBIP is contingent upon a liquidity event, the Company will not record compensation expense until a liquidity event occurs or unless they are repurchased, in which case the Company has recorded compensation expense equal to the vested or repurchase amount.

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
During 2019, the LiveVox board of directors approved a one-time management liquidity program, in which certain executives with time-based vested VCIP awards were liquidated and paid out in cash. The Company has recorded this event as compensation expense within cost of revenue and operating expenses within the consolidated financial statements for the year ended December 31, 2019 in the amount of $8.7 million, of which $4.3 million is recorded in accrued bonuses and was paid out in fiscal 2020.
On October 31, 2020, the Company amended the VCIP and OBIP to expand the definition of a liquidity event to include a transaction where the Company merges with a special purpose acquisition company (which we refer to as a “SPAC”). In the event the Company merges with a SPAC, the vested VCIPs and OBIPs can be settled in cash, shares of the SPAC or a combination of both, at the sole discretion of the Company.
During the first quarter of 2020, the Company repurchased in cash a portion of time-based vested OBIPs and VCIPs from terminated employees at an amount deemed to be fair value. These transactions were $0.2 million for the six months ended June 30, 2020 and recorded within the Company’s consolidated financial statements within cost of revenue and operating expenses as compensation expense. There were no compensation expenses related to repurchases in the three and six months ended June 30, 2021 or the three months ended June 30, 2020.
As discussed in Note 1, on June 18, 2021, the Company consummated the previously announced Merger between Old LiveVox and Crescent, in which all outstanding VCIP and OBIP awards are fully vested. As of June 30, 2021, the total value of the incentive plans was $68.6 million, of which $68.6 million had met the time-based vesting condition. The VCIP and OBIP awards are paid to the plan participants in a combination of cash and shares. As of June 30, 2021, the liability accrued for the cash portion of the bonus under two plans was $36.0 million, and the stock portion of the bonus amounted to $32.6 million and was recorded to additional paid-in capital for unissued equity shares. The Company has recorded this event as compensation expense within cost of revenue and operating expenses in the consolidated statements of operations and comprehensive loss in the amount of $69.3 million for the three months ended June 30, 2021 and $69.7 million for the six months ended June 30, 2021, respectively. There were no compensation expenses related to the Merger in the three and six months ended June 30, 2020.
As of December 31, 2020, the total value of the incentive plans was $21.2 million, of which $13.7 million had met the time-based vesting condition. The liability accrued for the two plans was $0.3 million as of December 31, 2020 for the awards deemed probable of repurchase.
During 2019, LiveVox TopCo established a Management Incentive Unit program whereby the LiveVox board of directors has the power and discretion to approve the issuance of Class B Units that represent management incentive units (which we call “Management Incentive Units” or “MIUs”) to any manager, director, employee, officer or consultant of the Company or its Subsidiaries. Vesting begins on the date of issuance, and the MIUs vest ratably over five years with 20% of the MIUs vesting on each anniversary of a specified vesting commencement date, subject to the grantee’s continued employment with the Company on the applicable vesting date. Vesting of the MIUs will accelerate upon consummation of a “sale of the company”, which is defined by the LiveVox TopCo limited liability company agreement as (i) the sale or transfer of all or substantially all of the assets of LiveVox TopCo on a consolidated basis or (ii) any direct or indirect sale or transfer of a majority of interests in LiveVox TopCo and its subsidiaries on a consolidated basis, as a result of any party other than certain affiliates of Golden Gate Capital obtaining voting power to elect the majority of LiveVox TopCo’s governing body. Since the aforementioned SPAC does not meet the limited liability company agreement’s definition of a sale, it would not cause acceleration in vesting of the unvested Units and the Units will continue to vest based on the service condition.
If a MIU holder terminates employment, any vested MIUs as of the termination date will be subject to a repurchase option held by LiveVox TopCo or funds affiliated with Golden Gate Capital. The option

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
to repurchase can be exercised for one year beginning on the latter of (a) the MIU holder’s termination date and (b) the 181st day following the initial acquisition of the MIUs by the MIU holder. The repurchased MIUs will be valued at fair market value as of the date that is 30 days prior to the date of the repurchase. However, if the fair market value is less than or equal to the participation threshold of the vested MIUs, the MIUs may be repurchased for no consideration.
On December 19, 2019, 3,518,096 Class B Units were issued to twelve recipients. The Company records compensation expense for the issued and outstanding Units based on the service condition reduced for actual forfeited Units. The Company recognizes compensation expense on a straight-line basis over the requisite service period of five years. Stock-based compensation for MIUs is measured based on the grant date fair value of the award. See Note 15 for further detail about compensation expenses related to MIUs.
w)    Acquisitions
The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not we have acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.
x)    Public and Forward Purchase Warrants
Prior to the Merger, Crescent issued 7,000,000 private placement warrants (“Private Warrants”) and 12,500,000 public warrants (“Public Warrants”) at close of Crescent’s initial public offering (“IPO”) on March 7, 2019. As an incentive for LiveVox to enter into the Merger Agreement, pursuant to the Sponsor Support Agreement dated January 13, 2021, Crescent’s Sponsor has agreed to the cancellation of the 7,000,000 Private Warrants prior to Closing Date.
833,333 Forward Purchase Warrants (“Forward Purchase Warrants”) were issued pursuant to the Forward Purchase Agreement dated January 13, 2021 between Crescent and Old LiveVox. The 12,500,000 Public Warrants and the 833,333 Forward Purchase Warrants (collectively “Warrants”) remain after the Merger. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments. The Warrants are exercisable at any time commencing the later of (a) 30 days after the completion of the Merger on June 18, 2021 and (b) 12 months from the date of the closing of Crescent’s IPO on March 7, 2019 and terminating five years after the completion of the Merger.
The Forward Purchase Warrants and the shares of common stock issuable upon the exercise of the Forward Purchase Warrants are transferable, assignable or salable after the completion of the Merger, subject to certain limited exceptions. Additionally, the Forward Purchase Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Forward Purchase Warrants are held by someone other than the initial purchasers or their permitted transferees, the Forward Purchase Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrant. See Note 13 for further information on stock warrants.
Upon consummation of the Merger, the Company concluded that (a) the Public Warrants meet the derivative scope exception for contracts in the Company’s own stock and are recorded in stockholders’ equity and (b) the Forward Purchase Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Forward Purchase Warrants contain provisions that cause the settlement amounts dependent upon the characteristics of the holder of the warrant which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
Forward Purchase Warrants are not considered indexed to the Company’s stock and should be classified as a liability. Since the Forward Purchase Warrants meet the definition of a derivative, the Company recorded the Forward Purchase Warrants as liabilities on the consolidated balance sheets at fair value upon the Merger, with subsequent changes in the fair value recognized in the consolidated statements of operations and comprehensive loss at each reporting date. The fair value of the Forward Purchase Warrants was measured using the Black-Scholes option-pricing model at each measurement date.
On the consummation of the Merger, the Company recorded a liability related to the Forward Purchase Warrants of $2.0 million, with an offsetting entry to additional paid-in capital. On June 30, 2021, the fair value of the Forward Purchase Warrants decreased to $1.6 million, included in warrant liability within the consolidated balance sheets, with the gain on fair value change recorded in change in the fair value of warrant liability within the consolidated statements of operations and comprehensive loss. See Note 20 for further information on fair value.
y)    Recently Adopted Accounting Pronouncements
ASU 2018-15—Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40)
In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. The Company adopted ASU 2018-15 on January 1, 2021 and it did not have a material impact on the Company’s consolidated financial position, operating results or cash flows.
SEC Final Rule Release 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses (SEC Rule 33-10786)
In May 2020, the SEC issued Final Rule Release 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses (SEC Rule 33-10786), which amends the disclosure requirements applicable to acquisitions and dispositions of businesses to improve the financial information provided to investors, facilitate more timely access to capital, and reduce the complexity and costs to prepare disclosure. SEC Rule 33-10786, among other things, (i) amends the tests used to determine significance and expands the use of proforma financial information; (ii) revises the proforma information requirements; (iii) reduces the maximum number of years for which financial statements under Regulation S-X are required to two years; (iv) permits abbreviated financial statements for certain acquisitions; (v) modifies the disclosure requirements relating to the aggregate effect of acquisitions for which financial statements are not required; and (vi) conforms the significance threshold and tests on both disposed and acquired businesses. SEC Rule 33-10786 became effective on January 1, 2021. Registrants are not required to comply with the new rules until the beginning of the registrant’s fiscal year beginning after December 31, 2020. Early adoption is permitted as long as all amendments are adopted in their entirety. The Company adopted all provisions of SEC Rule 33-10786 on January 1, 2021 and it did not have a material impact on the Company’s consolidated financial position, operating results or cash flows.
SEC Final Rule Release 33-10825, Modernization of Regulation S-K Items 101, 103, and 105 (SEC Rule 33-10825)
In August 2020, the SEC issued Final Rule Release 33-10825, Modernization of Regulation S-K Items 101, 103, and 105 (SEC Rule 33-10825), which modernize the description of business, legal proceedings, and risk factor disclosures that registrants are required to make pursuant to Regulation S-

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
K. Key changes include: (i) requiring a principles-based description of the company’s human capital resources, including any human capital measures/objectives that the company focuses on in managing its business (e.g., those that address the development, attraction, and retention of personnel) when material to understanding the business; (ii) eliminating the requirement to disclose business developments over the last five years and focusing on developments that are critical to understanding the company’s business, and, after an initial registration statement, permitting companies to provide only an update of material business developments, so long as the full discussion of business developments from a single previously-filed registration statement or report is incorporated by reference; (iii) increasing the quantitative threshold for disclosing certain governmental environmental proceedings and allowing legal proceedings disclosures to be hyperlinked or cross-referenced to other sections in the document; and (iv) shifting the focus to “material” risk factors categorized by relevant heading and requiring a risk factor summary when the risk factor section is longer than 15 pages. SEC Rule 33-10825 became effective on November 9, 2020. The Company’s adoption did not have any impact on its consolidated financial statements in this Quarterly Report but is expected to impact its Annual Reports on Form 10-K.
z)    Recently Issued Accounting Pronouncements
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The adoption dates discussed below reflect this election.
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments—Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU No. 2019- 04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, which permits an entity, upon adoption of ASU 2016-13, to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets measured at amortized cost basis. In November 2019, the FASB issued ASU No. 2019- 11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which included various narrow-scope improvements and clarifications. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. The Company will adopt this standard effective January 1, 2023. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.
ASU No. 2019-12, Income Taxes (Topic 740)
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
changes in investments and interim-period accounting for enacted changes in tax law. The guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the guidance is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company will adopt this standard effective January 1, 2022. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.
SEC Final Rule Release 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information (SEC Rule 33-10890)
In November 2020, the SEC issued Final Rule Release 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information (SEC Rule 33-10890), which amends certain sections of Regulation S-K to modernize, simplify, and enhance Management’s Discussion and Analysis (“MD&A”), eliminate the requirement to provide certain selected financial data and streamline supplementary financial information. Key changes include: (i) elimination of five years of Selected Financial Data; (ii) replacement of the current requirement for two years of quarterly tabular disclosure only when there are material retrospective changes; (iii) clarification of the objective of MD&A; (iv) enhancement and clarification of the disclosure requirements for liquidity and capital resources; (v) elimination of tabular disclosure of contractual obligations; (vi) integration of disclosure of off-balance sheet arrangements within the context of the MD&A; (vii) codification of prior SEC guidance on critical accounting estimates; and (viii) flexibility in comparison of the most recently completed quarter to either the corresponding quarter of the prior year or to the immediately preceding quarter. SEC Rule 33-10890 became effective on February 10, 2021. Registrants are required to comply with the new rules beginning with the first fiscal year ending on or after August 9, 2021. Registrants may early adopt the amended rules at any time after the effective date (on an item-by-item basis), as long as they provide disclosure responsive to an amended item in its entirety. The Company is currently assessing the potential impacts the adoption of SEC Rule 33-10890 may have on its Annual Reports on Form 10-K and Quarterly Reports upon its adoption.
3.    Reverse Recapitalization
Pursuant to ASC 805, Business Combinations, the merger between Old LiveVox and Crescent was accounted for as a Reverse Recapitalization, rather than a business combination, for financial accounting and reporting purposes. Accordingly, Old LiveVox was deemed the accounting acquirer (and legal acquiree) and Crescent was treated as the accounting acquiree (and legal acquirer). Under this method of accounting, the Reverse Recapitalization was treated as the equivalent of Old LiveVox issuing stock for the net assets of Crescent, accompanied by a recapitalization. The net assets of Crescent are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Merger are those of Old LiveVox. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.
As a result of the Merger, the Company received aggregate consideration of $864.4 million and net cash proceeds of $157.4 million, of which $36.0 million cash bonus payments are payable and 3,578,711 shares of Class A common stocks are to be issued under the VCIP and OBIP plans as of June 30, 2021. The following table reconciles the elements of the Merger to the consolidated statements of cash flows and the consolidated statements of stockholders' equity for the six months ended June 30, 2021 (dollars in thousands):

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

Recapitalization
Cash proceeds from Crescent
Crescent’s cash in trust account	$253,395
Crescent’s cash and cash equivalents	20
Less: redemptions	(155,372)
Cash proceeds from PIPE Investment (1)	75,000
Cash proceeds from Forward Purchase Agreement (2)	25,000
Less: Cash payments to escrow	(2,000)
Less: Cash payments to stockholder representative expense holdback	(100)
Less: Cash payments of Merger transaction costs	(38,560)
Net cash proceeds from Merger and PIPE financing	157,383
Non-cash and previously expensed Merger transaction costs	2,308
Non-cash VCIP/OBIP stock bonus	32,638
Non-cash net assets assumed from Crescent	37
Non-cash offering cost associated with warrant liability (3)	41
Less: warrant liability	(2,008)
Net contribution from Merger and PIPE financing	$190,399
(1) Proceeds of $75.0 million from the Company’s private placement of an aggregate of 7,500,000 shares of Class A common stock at a per share price of $10.00 (the “PIPE Investment”).
(2) Proceeds of $25.0 million from the Company’s private placement of an aggregate of 2,500,000 shares of Class A common stock at a per share price of $10.00 and 833,333 warrants (the “Forward Purchase Agreement”).
(3) Capitalized offering costs related to Forward Purchase Warrants which have been expensed in the consolidated statement of operations and comprehensive loss.

In connection with the Merger, the Company issued 74,962,092 shares of Class A common stock. Immediately following the Merger, there were 87,084,637 shares of the Company’s Class A common stock outstanding. The following table present the number of shares of the Company’s common stock outstanding immediately following the consummation of the Merger (in thousands):

Number of Shares

Class A common stock of Crescent, outstanding prior to Closing	24,988
Less: redemption of Crescent Class A common stock	(15,321)
Class A common stock issued in PIPE Investment (1)	7,500
Class A common stock issued under Forward Purchase Agreement (2)	2,500
Shares of Crescent common stock prior to Closing	19,667
Class F common stock of Crescent converted into Class A common stock on a one-for-one basis (3)	6,250
Less: cancellation of Class F common stock of Crescent	(2,925)
Earn-Out Shares placed into an escrow account (4)	5,000
Recapitalization of Old LiveVox common stock into Class A common stock (5)	66,637
Shares of newly issued Class A common stock in connection with Closing	74,962
Shares of Class A common stock outstanding immediately after Closing, including Escrowed Shares	94,629
Less: Escrowed Shares (6)	(7,544)
Total shares of Class A common stock outstanding immediately after Closing, excluding Escrowed Shares	87,085

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
(1) See footnote (1) to the preceding table.
(2) See footnote (2) to the preceding table.
(3) Includes a total of 2,543,750 shares of converted Class A common stock held by the SPAC Sponsor and certain independent directors (the “Lock-Up Shares”) immediately following the closing, which were placed in an escrow account to be subject to release only if the price of Class A common stock trading on the Nasdaq exceeds certain thresholds during the seven-year period following the closing of the Merger pursuant to the terms of the Merger Agreement. No contingent consideration shares were issued or released during the six months ended June 30, 2021.
(4) As additional consideration payable to LiveVox Stockholders, the Company issued 5,000,000 shares of Class A common stock (the “Earn-Out Shares”) held in an escrow account to be released only if the price of Class A common stock trading on the Nasdaq exceeds certain thresholds during the seven-year period following the closing of the Merger pursuant to the terms of the Merger Agreement. No contingent consideration shares were issued or released during the six months ended June 30, 2021.
(5) The number of Old LiveVox shares was determined from 1,000 shares of Old LiveVox common stock outstanding immediately prior to the closing of the Merger converted at the exchange ratio of 66,637 established in the Merger.
(6) 2,543,750 Lock-Up Shares and 5,000,000 Earn-Out Shares, known collectively as the “Escrowed Shares” are accounted for as equity classified equity instruments, were included as merger consideration as part of the Reverse Recapitalization, and recorded in additional paid-in capital. Any Escrowed Shares not released from escrow within the seven-year period following the closing of the Merger will be forfeited and canceled for no consideration. The Escrowed Shares are treated as equity-linked instruments as opposed to shares outstanding, and as such are not included in shares outstanding on the Company’s consolidated balance sheets.

In connection with the Merger, the Company incurred direct and incremental costs of approximately $4.5 million related to the equity issuance, consisting primarily of filing, registration, listing, legal, accounting and other professional fees, which were deducted from the Company’s additional paid-in capital as a reduction of cash proceeds rather than expensed as incurred. For the three and six months ended June 30, 2021, the Company incurred direct and incremental costs of $0.8 million and $2.6 million, respectively. In addition, the Company incurred $2.0 million in costs such as accounting, investor relations, etc. Since these costs were not incremental or directly attributable to the Merger, they were expensed as incurred. During the three and six months ended June 30, 2021, $0.6 million and $1.3 million of transaction costs were recorded to operating expenses within our consolidated statements of operations and comprehensive loss, respectively.
4.    Acquisitions
BusinessPhone Asset Acquisition
On February 5, 2021 (the “Asset Acquisition Date”), the Company entered into a Unit Purchase Agreement (the “Acquisition Agreement”) with the shareholders of Engage Holdings, LLC (d/b/a “BusinessPhone.com”), a reseller of enterprise-grade Cloud Contact Center and Voice Over Internet Protocol (“VoIP”) telephony solutions, for the purchase of the entire share capital of BusinessPhone. The total consideration transferred is contingent upon the Company’s earnout revenue set forth in the Acquisition Agreement, up to a maximum cash consideration of $7.0 million that is due by September 2021. Before the acquisition, BusinessPhone has been owned by IQ Ventures, which sold SpeechIQ LLC to LiveVox on December 16, 2019. In connection with the acquisition of BusinessPhone, the $1.1 million holdback related to the acquisition of SpeechIQ LLC was released, net of holdback adjustments. We completed this acquisition primarily to obtain access to BusinessPhone’s knowledge and Unified Communications as a Service expertise.
In accordance with ASC 805, Business Combinations, we determined that substantially all of fair value of the gross assets acquired was concentrated in a single identifiable asset, which was customer relationship.

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
Accordingly, the acquired set of assets and activities did not meet the definition of a business. As a result, we accounted for the acquisition of BusinessPhone as an asset acquisition as opposed to a business combination and allocated the cost of asset acquisition, including transaction costs, to identifiable assets acquired and liabilities assumed based on a relative fair value basis.
As of the Asset Acquisition Date, the total cost of the asset acquisition amounted to $7.0 million, of which $6.0 million of contingent consideration was not paid to BusinessPhone’s shareholders. The Company determined that the contingent consideration was not subject to derivative accounting. As a result, we allocated the excess fair value of the net assets acquired over the initial consideration transferred to the identifiable net assets (excluding non-qualifying assets) based on their relative fair values on the Asset Acquisition Date. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management using the income, market and cost approaches. The following tables present the total cost of the asset acquisition and the allocation to the assets acquired and liabilities assumed based upon their relative fair value at the Asset Acquisition Date (dollars in thousands):

Amount
Cost of the asset acquisition
Base purchase price	$750
Contingent consideration	5,969
Direct transaction costs	284
Total cost of the asset acquisition	$7,003

Amount
Assets acquired
Cash and cash equivalents	$784
Restricted cash	826
Accounts receivable, net	696
Deposits and other	78
Property and equipment, net	76
Intangible assets, net:
Customer relationship	5,600
Acquired workforce	380
Total assets acquired	8,440
Liabilities assumed
Accounts payable	439
Accrued expenses and other	182
Short-term debt	816
Total liabilities assumed	1,437
Net identifiable assets acquired	$7,003

The identified intangible assets acquired as part of this asset acquisition were customer relationship and acquired workforce at their allocated cost of $5.6 million and $0.4 million, respectively with their estimated useful lives of 10 years and 10 years, respectively. Intangible asset is amortized on a straight-line basis.
As of June 30, 2021, the contingency is resolved and the final amount of consideration is determined to be $7.0 million which is based on the terms of the Acquisition Agreement. Since the consideration is not paid as of June 30, 2021, the amount of contingent consideration liability recognized as of June 30, 2021 was adjusted to $7.0 million. The Company will continue to monitor the contingent consideration at each reporting period. Since the measurement period is not applicable to an asset acquisition, there has been no adjustment to the cost basis of assets acquired and liabilities assumed.

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
5.    Revenue
Contract Balance
The following table provides information about accounts receivable, net, and contract liabilities from contracts with customers. The Company did not have any contract assets as of June 30, 2021 or December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable, net	$15,850	$13,817
Contract liabilities, current (deferred revenue)	1,178	1,140
Contract liabilities, non-current (deferred revenue)	166	237
Changes in the contract liabilities balances are as follows (dollars in thousands):

	June 30, 2021	December 31, 2020	$ Change
Contract liabilities (deferred revenue)	$1,344	$1,377	$(33)
The decrease in deferred revenue was due to billings in advance of performance obligations being satisfied, net of revenue recognized for services rendered during the period. Revenue of $0.4 million and $1.0 million was recognized during the three and six months ended June 30, 2021, respectively, which were included in the deferred revenue balance at the beginning of the period.
Remaining Performance Obligations
The Company’s contract terms typically range from one to three years. Revenue as of June 30, 2021 that has not yet been recognized was approximately $142.2 million and represents the contracted minimum usage commitments and does not include an estimate of additional usage in excess of contractual minimum commitments. The Company expects to recognize revenue on the remaining performance obligations over the next 61 months.
6.    Property and Equipment
Property and equipment consisted of the following at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Computer software	$1,253	$1,226
Computer equipment	8,524	7,965
Furniture and fixtures	1,170	1,152
Leasehold improvements	1,102	1,064
Total	12,049	11,407
Less: accumulated depreciation and amortization	(8,844)	(7,902)
Property and equipment, net	$3,205	$3,505

Depreciation and amortization expense for property and equipment for the three months ended June 30, 2021 and 2020 totaled $0.5 million for both periods, and totaled $1.0 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively. Amortization of computer software charged to operations for the six months ended June 30, 2021 and 2020 was $0.1 million for both periods, and is included in depreciation expense. Amortization of computer software charged to operations for the three months ended June 30, 2021 and 2020 was immaterial for both periods.

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
7.    Goodwill and Identified Intangible Assets
Goodwill
Goodwill was recorded as a result of the acquisition of the Company in 2014 by funds affiliated with Golden Gate Capital and the acquisitions made by the Company in 2019 of Teckst Inc. and SpeechIQ LLC.
Subsequent to the annual impairment test completed during the fourth quarter of 2020, the Company believes there have been no significant events or circumstances negatively affecting the valuation of goodwill. For the three and six months ended June 30, 2021 and 2020, there was no impairment to the carrying value of the Company’s goodwill.
The changes in the carrying amount of goodwill for the six months ended June 30, 2021 and the year ended 2020, are as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Balance, beginning of the year	$47,481	$47,461
Addition	—	20
Balance, end of period	$47,481	$47,481
Identified Intangible Assets
Intangible assets were acquired in connection with the Company’s acquisition by Golden Gate Capital, and the acquisition of Teckst Inc., SpeechIQ LLC and BusinessPhone in March 2014, October 2019, December 2019, and February 2021, respectively.
Amortization expense related to the Company’s identified intangible assets was $1.1 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively, and $2.2 million and $2.1 million for the six months ended June 30, 2021 and 2020, respectively. On the face of the consolidated statements of operations and comprehensive loss amortization of technology-based intangible assets is included within cost of revenue, the amortization of marketing-based and customer-based intangible assets are included within sales and marketing expense, and the amortization of the acquired workforce is included within cost of revenue and research and development expense.
Identified intangible assets consisted of the following at June 30, 2021 (dollars in thousands):

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Remaining Life (In Years)
Marketing-based	$1,400	$(1,216)	$184	2.46
Technology-based	18,300	(14,656)	3,644	2.89
Customer-based	27,700	(9,468)	18,232	8.86
Workforce-based	380	(15)	365	9.60
	$47,780	$(25,355)	$22,425
Identified intangible assets consisted of the following at December 31, 2020 (dollars in thousands):

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Remaining Life (In Years)
Marketing-based	$1,400	$(1,144)	$256	2.59
Technology-based	18,300	(13,484)	4,816	2.56
Customer-based	22,100	(8,484)	13,616	9.05
	$41,800	$(23,112)	$18,688

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
Future amortization of identified intangible assets at June 30, 2021 is shown below (dollars in thousands):

As of June 30, 2021	Amount
Remaining 2021	$2,229
2022	3,479
2023	3,189
2024	2,328
2025	2,114
2026 and beyond	9,086
Total future identified intangible asset amortization	$22,425
8.    Accrued Expenses
Accrued expenses consisted of the following at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Accrued bonuses	$2,573	$3,316
Accrued equity incentive bonuses	36,036	286
Accrued paid time-off	2,662	2,240
Accrued commissions	1,743	1,036
Accrued contingent consideration	7,000	—
Other accrued expenses	3,707	4,789
Total accrued liabilities	$53,721	$11,667
9.    Leases
The Company has leases for offices, data centers and other computer and networking equipment that expire at various dates through 2027. The Company’s leases have remaining terms of one to seven years, and some of the leases include a Company option to extend the leases. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company has elected the practical expedient on not separating lease components from non-lease components for right-of-use assets.
The components of lease expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$548	$355	$1,016	$715
Finance lease cost:
Amortization of right-of-use assets	$114	$196	$229	$328
Interest on lease liabilities	5	16	12	35
Total finance lease cost	$119	$212	$241	$363

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
Supplemental cash flow information related to leases was as follows (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$942	$738
Financing cash used in finance leases	254	429
Right of use assets obtained in exchange for lease obligations:
Operating leases	$3,246	$—
Finance leases	—	—
Supplemental balance sheet information related to leases was as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$6,304	$3,858
Operating lease liabilities:
Operating lease liabilities—current	$1,842	$1,353
Operating lease liabilities—less current portion	5,038	3,088
Total operating lease liabilities	$6,880	$4,441
Finance Leases
Property and equipment, gross	$2,182	$2,182
Less: accumulated depreciation and amortization	(1,388)	(1,159)
Property and equipment, net	$794	$1,023
Finance lease liabilities:
Finance lease liabilities—current	$163	$392
Finance lease liabilities—less current portion	25	38
Total finance lease liabilities	$188	$430
Weighted average remaining terms were as follows:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term
Operating Leases	3.98 years	3.64 years
Finance Leases	0.84 years	1.05 years
Weighted average discount rates were as follows:

	June 30, 2021	December 31, 2020
Weighted average discount rate
Operating Leases	8.1%	6.9%
Finance Leases	7.6%	7.6%
Maturities of lease liabilities were as follows (dollars in thousands):

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

As of June 30, 2021	Operating Leases	Finance Leases
Remaining 2021	$1,124	$154
2022	2,306	28
2023	1,885	12
2024	1,173	—
2025	1,001	—
2026 and beyond	431	—
Total lease payments	7,920	194
Less: imputed interest	(1,040)	(6)
Total	$6,880	$188
As of June 30, 2021, the Company did not have any operating leases that had not yet commenced.
10.    Borrowings Under Term Loan and Line of Credit
At June 30, 2021 and December 31, 2020, term loan borrowings were as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Total term loan obligations	$55,396	$56,044
Less: current portion of term loan	(2,160)	(1,440)
Long-term term loan obligations	$53,236	$54,604
On February 28, 2018, LiveVox entered into an amendment to its term loan and revolving credit facility with PNC Bank originally dated November 7, 2016 (as so amended the “Credit Facility”) to provide for a $45.0 million term loan, a $5.0 million line of credit and a $1.5 million letter of credit sub-facility. The agreement governing the Credit Facility has a five-year term ending November 7, 2021.
The Credit Facility is collateralized by a first-priority perfected security interest in substantially all the assets of the Company and is subject to certain financial covenants before and after a covenant conversion date. Covenant conversion may be elected early by the Company if certain criteria are met, including, but not limited to meeting fixed charge coverage and liquidity ratio targets as of the most recent twelve-month period. Prior to the covenant conversion date, the Company is required to maintain minimum levels of liquidity and recurring revenue. As of the covenant conversion date, the Company is required to maintain the Fixed Charge Coverage Ratio and Leverage Ratio (as defined in the Credit Facility) measured on a quarter-end basis for the four-quarter period ending on each such date through the end of the agreement.
The Company may elect that the term and revolving loans bear interest under a base rate or a LIBOR rate definition within the Credit Facility. LIBOR interest elections are for one, two or three-month periods. Loans are termed as either a Base Rate loan or LIBOR Rate loan and can be a combination of both.
On December 16, 2019, the Company further amended the Credit Facility, increasing the term loan borrowing therein by $13.9 million to $57.6 million and amending certain terms and conditions. The amendment to the Credit Facility reset the minimum recurring revenue covenant and qualified cash amounts through December 31, 2021 and extended the quarterly measurement dates through September 30, 2023 and the maturity date to November 7, 2023. The amendment to the Credit Facility also reset the mandatory covenant commencement date of the Fixed Charge Coverage Ratio and Leverage Ratio (as defined in the Credit Facility) to March 31, 2022 and reset the applicable ratio amounts. Under the Credit Facility, principal on the term loan is to be repaid in quarterly installments of $0.3 million beginning on March 31, 2020 through December 31, 2020, $0.4 million on March 31, 2021 through December 31, 2021, and $0.7 million on each quarter thereafter. Term loan repayments made by the Company totaled $0.4 million and $0.3 million during the three months ended June 30, 2021 and 2020, respectively, and $0.7 million and $0.6 million during the six

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
months ended June 30, 2021 and 2020, respectively. All other terms and conditions of the original Credit Facility remain in effect.
LiveVox, Inc. will account for previously deferred original issue discount and loan fees in the amount of $0.3 million related to the original Credit Facility, dated November 7, 2016 and first amendment to the Credit Facility dated February 28, 2018, by amortizing and recording to interest expense over the remaining term of the amended credit agreement. Third party loan fees totaling $0.1 million associated with the $13.9 million increase of the term loan are expensed upon close of the loan, and the original issue discount of $0.3 million will be amortized over the loan term. Total unamortized loan costs associated with the term loan totaled $0.3 million and $0.4 million at June 30, 2021 and December 31, 2020, respectively and are recorded within term loan, net of current. The Company was in compliance with all debt covenants at June 30, 2021 and December 31, 2020 and was in compliance with all debt covenants as of the date of issuance of these consolidated financial statements. There was no unused borrowing capacity under the term loan portion of the Credit Facility at June 30, 2021 and December 31, 2020. On March 17, 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to COVID-19 pandemic, LiveVox drew down approximately $4.7 million under the revolving portion of the Credit Facility, which was repaid in full by the Company in connection with the Merger.
Aggregate principal maturities of the term loan as of June 30, 2021 was as follows (dollars in thousands):

As of June 30, 2021	Amount to Mature
Remaining 2021	$720
2022	2,880
2023	52,134
Total	$55,734
The net carrying amount of the liability component of the term loan was as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Principal	$55,734	$56,454
Unamortized issuance costs	(338)	(410)
Net carrying amount	$55,396	$56,044
11.    Letters of Credit
On November 8, 2016, the Company established an irrevocable letter of credit in the amount of $0.3 million using a sub-facility under the Credit Facility, to serve as a security deposit for the Company’s San Francisco office. The letter of credit automatically extends for one-year periods from the expiration date, September 10, 2017, unless written notice is presented to the beneficiary at least 60 days prior to the expiration date. During 2017, the Company expanded its San Francisco office with lease terms that required an additional $0.1 million deposit. On April 26, 2017, the Company’s irrevocable letter of credit was amended, increasing the total amount to $0.5 million and providing for decreases in the letter of credit as specified in the lease, in the amount of $0.1 million on each of the following dates: February 1, 2019, February 3, 2020, February 1, 2021 and February 1, 2022. All other terms and conditions remained the same.
12.    Related Party Transactions
Prior to the Merger, the Company paid quarterly management fees plus reimbursement of expenses incurred on behalf of the Company to funds affiliated with Golden Gate Capital, its majority shareholder pre-Merger. During the three and six months ended June 30, 2021, the Company obtained a refund of management fees totaled $0.1 million and $0, respectively, and expense reimbursements were immaterial for both periods. As of June 30, 2021, there was no unpaid balance. During the three and six months ended June 30, 2020,

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
management fees totaled $0.2 million and $0.3 million, respectively, and expense reimbursements were immaterial for both periods. As of June 30, 2020, there was no unpaid balance.
The Company pays monthly board of director fees plus reimbursement of expenses incurred on behalf of the Company to two members of the Company’s board of directors pre-Merger. During the three and six months ended June 30, 2021, board of director fees totaled $0.1 million and $0.2 million, respectively, and there were no expense reimbursements during either period. As discussed in Note 2, in connection with the Merger consummated on June 18, 2021, the VCIP awards granted to the board of directors were liquidated, which resulted in $4.3 million expenses related to the board of directors for both the three and six months ended June 30, 2021. The vested VCIP awards will not be paid out until the third quarter of 2021. As a result, as of June 30, 2021, the unpaid balance of board of director fees due to related parties was $4.3 million. During the three and six months ended June 30, 2020, board of director fees totaled $0.1 million and $0.2 million, respectively, and there were no expense reimbursements during either period. There were no related expenses relating to the VCIP awards granted to the board of directors in the three and six months ended June 30, 2020. As of June 30, 2020, there was no unpaid balance of board of director fees due to related parties.
No related party accounts receivable were outstanding as of June 30, 2021 and December 31, 2020.
13.    Stock Warrants
Public and Forward Purchase Warrants
Immediately following the Merger, LiveVox assumed previously issued 833,333 Forward Purchase Warrants and 12,500,000 Public Warrants. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments. The Company may redeem the outstanding Public Warrants, in whole and not in part, upon a minimum of 30 days’ prior written notice of redemption (“Redemption Period”). For purposes of the redemption, “Redemption Price” shall mean the last reported sales price of the Company’s common stock for any twenty trading days within the thirty trading-day period ending on the third trading day prior to the date on which notice of the redemption is given.
The Company may redeem the outstanding Public Warrants for cash at a price of $0.01 per warrant if the Reference Value equals or exceeds $18.00 per share. The warrant holders have the right to exercise their outstanding warrants prior to the scheduled redemption date during the Redemption Period at $11.50 per share. If the Company calls the Public Warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the warrant agreement.
The Forward Purchase Warrants are identical to the Public Warrants except that the Forward Purchase Warrants are not transferable, assignable or salable until 30 days after the completion of the Merger, subject to certain limited exceptions. Additionally, the Forward Purchase Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Forward Purchase Warrants are held by someone other than the initial purchasers or their permitted transferees then such warrants will be redeemable by the Company and exercisable by the warrant holders on the same basis as the Public Warrants.
On July 16, 2021, the Company filed a Registration Statement on Form S-1 (as amended on July 22, 2021). This Registration Statement relates to the registration of an aggregate of up to 13,333,333 shares of common stock issuable upon the exercise of the Warrants, and the registration of up to 833,333 Warrants to purchase Class A common stock. Such Registration Statement has been declared effective by the SEC on August 2, 2021. As of June 30, 2021, there were 13,333,333 Warrants outstanding, and no Warrants have been exercised.
14.    Stockholders’ Equity
Common Stock

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
On June 22, 2021, the Company’s Class A common stock, publicly traded warrants and publicly traded units began trading on Nasdaq under the ticker symbols “LVOX”, “LVOXW” and “LVOXU,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, the Company had 87,084,637 shares of common stock issued and outstanding (94,628,387 shares of common stock, less 7,543,750 of which are held in escrow).
The cumulative translation adjustment and accumulated deficit is included in stockholders’ equity.
At June 30, 2021 and December 31, 2020, the cumulative translation adjustment totaled $0.2 million and $0.2 million, respectively. The Company’s accumulated deficit totaled $104.8 million and $24.8 million at June 30, 2021 and December 31, 2020, respectively. Prior to the Merger, Old LiveVox had 1,000 outstanding shares of common stock. Upon the Closing, holders of these outstanding common stock received shares of the Company’s common stock in an amount determined by application of the exchange ratio, as discussed in Note 3. After converting the prior period share amounts retrospectively, 500,000,000 shares of common stock were authorized, and 66,637,092 shares were issued and outstanding as of December 31, 2020.
Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share. As of June 30, 2021, no shares of LiveVox preferred stock were issued and outstanding. As of December 31, 2020, no shares of preferred stock were authorized, issued and outstanding.
15.    Stock-Based Compensation
Stock-based compensation expenses related to Management Incentive Units for the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$14	$16	$28	$32
Research and development	28	32	56	64
Sales and marketing	28	32	56	64
General and administrative	69	76	138	153
Total stock-based compensation	$139	$156	$278	$313
As of June 30, 2021, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized in the following table (dollars in thousands):

MIU
Unrecognized stock-based compensation expense	$1,946
Weighted-average amortization period	3.50 years
The Company estimates the fair value of each MIU on the date of grant using a Monte Carlo simulation and using the assumptions disclosed in the table below. The holding period is the expected period until a major liquidity event is expected to occur. The expected volatility assumption is based on the historical volatility of a peer group of publicly traded companies. The discount for lack of marketability is driven by (i) the assumed participation threshold as outlined in Management Incentive Units Agreements and (ii) the assumed holding period of two years. The risk-free rate for the expected term of the awards is based on U.S. Treasury zero-coupon issues at the time of grant.
The weighted average assumptions used to value MIUs during the periods presented are as follows:

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

	June 30, 2021	December 31, 2020
Holding period	2.0	2.0
Volatility	45.0%	45.0%
Discount for lack of marketability	28.0%	28.0%
Risk-free rate	1.6%	1.6%
MIUs activities for the six months ended June 30, 2021 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Holing Period (in years)

Balance at December 31, 2020	3,518,096	$0.79	2
Granted	—	—	—
Vested	(703,619)	0.79	2
Forfeited	—	—	—
Balance at June 30, 2021	2,814,477	$0.79	2
16.    Analysis of the Changes in Cumulative Foreign Currency Translation Adjustments
Accumulated other comprehensive loss represents foreign currency translation items associated with the Company’s foreign operations. Following is an analysis of the changes in the cumulative foreign currency translation adjustment account, net of applicable taxes (dollars in thousands):

Amount
Accumulated other comprehensive loss—December 31, 2019	$(218)
Foreign currency translation adjustment	(114)
Accumulated other comprehensive loss—June 30, 2020	$(332)

Amount
Accumulated other comprehensive loss—December 31, 2020	$(206)
Foreign currency translation adjustment	14
Accumulated other comprehensive loss—June 30, 2021	$(192)
17.    Geographic Information
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by geographic area for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$27,303	$21,278	$53,732	$46,427
Americas (excluding United States)	653	284	1,304	743
Asia	918	911	1,760	1,792
Europe	39	32	62	62
Total revenue	$28,913	$22,505	$56,858	$49,024
Property and Equipment

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
The following table summarizes total property and equipment, net in the respective locations (dollars in thousands):

	June 30, 2021	December 31, 2020
United States	$2,663	$3,174
Americas (excluding United States)	400	192
Asia	142	139
Property and equipment, net	$3,205	$3,505
The geographical location of the Company’s customers effects the nature, amount, timing and uncertainty of revenue and cash flows due to the potential for unfavorable and uncertain regulatory, political, economic and tax conditions. These uncertainties can impact the amount of revenues recognized through price adjustments and uncertainty of cash flows that may arise due to local regulations.
18.    Income Taxes
The effective tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur. The annual effective tax rate is based upon several significant estimates and judgments, including the estimated annual pre-tax income of the Company in each tax jurisdiction in which it operates, and the development of tax planning strategies during the year. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In addition, the Company’s tax expense can be impacted by changes in tax rates or laws and other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.
The provision for income taxes was $0.1 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $0.1 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively. The provision for income taxes for the three and six months ended June 30, 2021 and 2020 consisted primarily of foreign and state income taxes.
The effective tax rates were (0.07)% and (11.11)% for the three months ended June 30, 2021 and 2020, respectively, and (0.11)% and (11.29)% for the six months ended June 30, 2021 and 2020, respectively. The change in the effective tax rates for the three-month and six-month periods of 2021, relative to 2020, was primarily attributable to a significant increase in the Company’s pre-tax loss in 2021.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, India and Colombia. The tax returns are subject to statutes of limitations that vary by jurisdiction. At June 30, 2021, the Company remains subject to income tax examinations in the U.S. for tax years 2017 through 2020, and in various states for tax years 2016 through 2020. However, due to the Company’s net operating loss carryforwards in various jurisdictions, tax authorities have the ability to adjust carryforwards related to closed years.
19.    Retirement Benefit Plan
The Company amended its existing 401(k) plan (the “Plan”) effective on July 1, 2018. The amended Plan covers eligible employees immediately upon employment with the Company. Participants may contribute up to a maximum percentage of their annual compensation to the Plan as determined by the Company limited to the maximum annual amount set by the Internal Revenue Service. The Plan provides for traditional tax-deferred and Roth 401(k) contribution options. Prior to the Plan amendment, the Company did not provide a matching contribution. The Company began matching fifty percent of the employee contribution up to a maximum of two-hundred dollars per pay period, limited to forty-eight hundred dollars annually, upon adoption of the Plan. One hundred percent of the employer match vests immediately. The Company made matching contributions totaling $0.3 million and $0.2 million during the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $0.4 million during the six months ended June 30, 2021 and 2020, respectively.

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
20.    Fair Value Measurement
An asset and liability classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation techniques used maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Three levels of inputs may be used to measure fair value as follows:
Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2—Includes other inputs that are directly or indirectly observable in the marketplace.
Level 3—Unobservable inputs that are supported by little or no market activity.
The Company’s liability related to the Forward Purchase Warrants is measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. There were no other assets or liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020.
The following table sets forth the fair value of the Company’s assets and liabilities at June 30, 2021 (dollars in thousands):

	Level 1	Level 2	Level 3	Totals
Cash and cash equivalents	$161,423	$—	$—	$161,423
Restricted cash	100	—	—	100
Total assets	$161,523	$—	$—	$161,523

Term loan	$—	$55,396	$—	$55,396
Finance lease obligations	—	188	—	188
VCIP/OBIP liability	—	36,036	—	36,036
Asset acquisition contingent consideration liability	—	7,000	—	7,000
Warrant liability—Forward Purchase Warrants	—	—	1,633	1,633
Total liabilities	$—	$98,620	$1,633	$100,253
The following table sets forth the fair value of the Company’s assets and liabilities at December 31, 2020 (dollars in thousands):

	Level 1	Level 2	Level 3	Totals
Cash and cash equivalents	$18,098	$—	$—	$18,098
Restricted cash	1,468	—	—	1,468
Total assets	$19,566	$—	$—	$19,566

Term loan	$—	$56,044	$—	$56,044
Finance lease obligations	—	430	—	430
VCIP/OBIP liability	—	—	286	286
Total liabilities	$—	$56,474	$286	$56,760
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available.

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
As of June 30, 2021 and December 31, 2020, the fair value of the term loan and finance lease obligations approximated their carrying value. The fair value was determined based on observable inputs on the price of the term loan in the market and has been classified as Level 2 of the fair value hierarchy.
The Company’s VCIP and OBIP accrued liability for awards deemed probable of repurchase has historically been determined by the Old LiveVox board of directors with assistance of management. The Old LiveVox board of directors has determined the fair value at each reporting period by considering a number of objective and subjective factors including important developments in the Company’s operations, valuations performed by an independent third party, actual results and financial performance, the conditions in the CCaaS industry and the economy in general, volatility of comparable public companies, among other factors. The Company remeasures the awards’ fair value at each reporting period. As discussed in Note 2, on June 18, 2021, the Company consummated the previously announced Merger between Old LiveVox and Crescent, in which all outstanding VCIP and OBIP awards are fully vested. The VCIP and OBIP awards are paid to the plan participants in a combination of cash and shares. A liability was accrued for the cash portion of the bonus and the stock portion was recorded to additional paid-in capital for unissued equity shares. Upon consummation of the Merger on June 18, 2021, the fair value of the VCIP and OBIP accrued liability for the cash bonus payments was determined to be $36.0 million which is based on the terms of the respective VCIP and OBIP agreements. Since the inputs used to measure fair value are directly or indirectly observable in the marketplace, VCIP and OBIP accrued liability was transferred from a Level 3 fair value measurement to a Level 2 fair value measurement as of June 30, 2021.
The Company’s contingent consideration liability related to BusinessPhone asset acquisition as of the Asset Acquisition Date was determined using Monte Carlo simulation based on various inputs, including projected revenue during the earn-out period, revenue volatility, and discount rate. As discussed in Note 4, as of June 30, 2021, the contingency is resolved and the fair value of asset acquisition contingent consideration was determined to be $7.0 million which is based on the terms of the Acquisition Agreement. Since the inputs used to measure fair value are directly or indirectly observable in the marketplace, asset acquisition contingent consideration liability was transferred from a Level 3 fair value measurement to a Level 2 fair value measurement as of June 30, 2021.
The Company employed option pricing models specific to the contractual terms of the Forward Purchase Warrants to determine their fair value at each reporting period. The Forward Purchase Warrants are classified as Level 3 fair value measurement and were valued using a Black-Scholes option-pricing model. Inherent in options pricing models are assumptions related to current stock price, expected share-price volatility, expected life, risk-free interest rate and dividend yield. The stock price is based on the observed price of the Company’s common stock and the closing price as of the valuation date. The Company estimates the volatility input using the implied volatility of the Public Warrants and the volatility of the target company’s peer group. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected five-year term. The expected life of the Forward Purchase Warrants is based on the time from valuation date to the contractual expiration date. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Future change in our assumptions could result in a material change to the fair value of the Forward Purchase Warrants, and such changes will be recorded in the consolidated statements of operations and comprehensive loss.
The following table provides quantitative information regarding assumptions used in the Black Scholes option-pricing model to determine the fair value of the Forward Purchase Warrants:

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

	June 30, 2021	June 18, 2021 (Closing Date)
Stock price	$8.35	$9.12
Term (in years)	5.0	5.0
Expected volatility	37.50%	37.50%
Risk-free rate	0.90%	0.90%
Dividend yield	0.00%	0.00%
The changes in fair value of the Level 3 liabilities are as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Balance, beginning of the year	$286	$286
Accrued liability	(286)	—
Warrant liability	1,633	—
Balance, end of period	$1,633	$286
During the three and six months ended June 30, 2021, the gain recognized due to decrease in the fair value of warrant liability was $0.4 million for both periods, and was recorded within other expense, net in the consolidated statements of operations and comprehensive loss. There were no gains or losses recognized due to change in the fair value during the three and six months ended June 30, 2020.
21.    Basic and Diluted Loss Per Share
As discussed in Note 3, the shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger. As a result of the Merger, the Company has retrospectively adjusted the weighted-average number of shares of common stock outstanding prior to June 18, 2021 by multiplying them by the exchange ratio of 66,637 used to determine the number of shares of Class A common stock into which they converted.
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards. Diluted net loss per share is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon vesting of stock-based payment awards and contingent earnout shares. Basic and diluted loss per share was the same for each period presented as the inclusion of all potential Common stock outstanding would have been antidilutive.
The computation of loss per share and weighted average shares of the Company’s common stock outstanding for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands, except per share data):

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Loss attributable to common stockholders—basic and diluted	$(75,843)	$(3,519)	$(80,018)	$(4,072)
Denominator:
Weighted average shares outstanding—basic and diluted	69,945	66,637	68,291	66,637
Loss per share:
Basic and diluted	$(1.08)	$(0.05)	$(1.17)	$(0.06)
The following outstanding common stock equivalents were either considered antidilutive or were contingently issuable of which the contingencies has not been met during the periods presented, and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earn-Out Shares	5,000	—	5,000	—
Lock-Up Shares	2,544	—	2,544	—
Finders Agreement Shares (1)	1,644	—	1,644	—
Warrants to purchase common stock	13,333	—	13,333	—
Total	22,521	—	22,521	—
(1) Represents 1,643,750 Class A common stock to be issued only if the price of Class A common stock trading on the Nasdaq exceeds certain thresholds during the seven-year period following the closing of the Merger pursuant to the terms of the Finders Agreement. No contingent consideration shares were issued during the six months ended June 30, 2021.
22.    Commitments and Contingencies
Commitments
As of June 30, 2021 and December 31, 2020, $55.7 million and $56.5 million of the term loan principal was outstanding, respectively. The term loan is due November 7, 2023. See Note 10 for more information.
Contingencies
The Company is subject to the possibility of various gain or loss contingencies arising in the ordinary course of business that will ultimately be resolved depending on future events. The Company considers the likelihood of loss or impairment of an asset, or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the consolidated financial statements, and the amount or range of loss can be reasonably estimated. Legal costs are expensed as incurred. Gain contingencies are not recognized until they’re realized or realizable.
Indemnification Agreements
The Company has entered into indemnification agreements with our directors, officers and certain employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. There are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
Litigation and Claims
From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, investigations, and litigation.
The Company is engaged in four collection actions against former customers who defaulted in their contractual obligations. Three of those customers have filed counterclaims against LiveVox, also alleging breach of contract. LiveVox is vigorously defending against these counterclaims while pursuing its own claims and believes that the counterclaims are without merit. The Company does not expect that any of the three cases will have a material adverse effect on its business operations or financial position. As of the date of issuance of these consolidated financial statements, a potential loss as a result of the aforementioned cases is neither probable nor estimable.
23.    Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described in these consolidated financial statements and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.
Public and Forward Purchase Warrants
As noted in Note 13, on July 16, 2021, the Company filed a Registration Statement on Form S-1 (as amended on July 22, 2021). This Registration Statement relates to the registration of an aggregate of up to 13,333,333 shares of common stock issuable upon the exercise of the Warrants, and the registration of up to 833,333 Warrants to purchase Class A common stock. Such Registration Statement has been declared effective by the SEC on August 2, 2021. As of June 30, 2021, there were 13,333,333 Warrants outstanding, and no Warrants have been exercised.
Credit Agreement
On August 2, 2021, the Company entered into that certain Seventh Amendment to Credit Agreement (the “Seventh Amendment”) to its existing Credit Agreement, dated as of November 7, 2016 (as amended by (a) that certain First Amendment to Credit Agreement, dated as of February 28, 2018, (b) that certain Second Amendment to Credit Agreement, dated as of May 6, 2019, (c) that certain Third Amendment and Waiver to Credit Agreement, dated as of December 16, 2019, (d) that certain Fourth Amendment to Credit Agreement, dated as December 20, 2019, (e) that certain Consent and Fifth Amendment to Credit Agreement, dated as of January 13, 2021 and (f) that certain Sixth Amendment to Credit Agreement, dated as of February 5, 2021 and, together with the Seventh Amendment, collectively, the “Credit Agreement”), by and among the Company, the other loan parties party thereto, each lender party thereto and PNC Bank, National Association (“PNC”), as administrative agent for the lenders party thereto.
The Seventh Amendment, among other things (as provided for therein), (a) extends the maturity date to December 31, 2025, (b) resets the minimum Recurring Revenue covenant as set forth in the Seventh Amendment and removes the Covenant Conversion Date (as defined in the Credit Agreement) (including, without limitation, quarterly testing of a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio (each as defined in the Credit Agreement) after the Covenant Conversion Date) and (c) provides the company with additional capacity to incur debt and liens, and make investments.
The Seventh Amendment contains customary representations, warranties and events of default.
The foregoing description of the Seventh Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Seventh Amendment, which is filed as Exhibit 10.19 to this Quarterly Report and is incorporated herein by reference.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, unless otherwise noted, the “Company,” “LiveVox,” “we,” “us,” and “our” refers to LiveVox Holdings, Inc., and its subsidiaries, collectively. You should read the following discussion and analysis of LiveVox’s financial condition and results of operations in conjunction with LiveVox’s unaudited interim consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report, and our Current Report relating to the Merger on Form 8-K (the “Super 8-K”) filed with the SEC on June 24, 2021. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. LiveVox’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the section entitled “Risk Factors” and elsewhere in this Quarterly Report.

Overview
We enable next-generation cloud contact center functionality through a cloud contact-center-as-a-service (or CCaaS) platform that we provide for enterprises, business process outsourcers (BPOs) and collections agencies. Our CCaaS platform provides customers with a scalable, cloud-based architecture and pre-integrated AI capabilities to support enterprise-grade deployments of our solutions including omnichannel customer connectivity, customer relationship management (CRM) and workforce optimization (WFO). Our omnichannel product offerings enable our customers to connect with their customers via their channel of choice, including human voice, virtual agents powered by artificial intelligence (AI), email, text or web chat. Our platform features a native CRM which unifies disparate, department-level systems of record to present contact center agents with a single view of its customers without displacing or replacing existing CRMs or other systems of record. Our WFO offerings include a lightweight yet fully-featured product that meets the needs of smaller or less mature contact center operations as well as seamless integration with WFO products from other providers.
We sell our products to customers typically under one- to three-year subscription contracts that stipulate a minimum amount of monthly usage and associated revenue with the ability for the customer to consume more usage above the minimum contract amount each month at premium per unit rates. Our subscription revenue is comprised of the minimum usage revenue under contract (which we call “contract revenue”) and amounts billed for usage above the minimum contract value (which we call “excess usage revenue”), both of which are recognized on a monthly basis following deployment to the customer. For the three months ended June 30, 2021 and 2020 subscription revenue (including contract revenue and excess usage revenue) accounted for 98% and 99%, respectively, of our total revenue with the remainder comprised of professional services revenue derived from the implementation of our products.

Reverse Recapitalization
Pursuant to ASC 805, Business Combinations, the merger between LiveVox Holdings, Inc. (hereinafter referred to as “Old LiveVox”) and Crescent Acquisition Corp (“Crescent”) (the transaction referred as “Merger”) was accounted for as a Reverse Recapitalization, rather than a business combination, for financial accounting and reporting purposes. Accordingly, Old LiveVox was deemed the accounting acquirer (and legal acquiree) and Crescent was treated as the accounting acquiree (and legal acquirer). Under this method of accounting, the Reverse Recapitalization was treated as the equivalent of Old LiveVox issuing stock for the net assets of Crescent, accompanied by a recapitalization. The net assets of Crescent are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Merger are those of Old LiveVox. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement dated January 13, 2021.
As a result of the Merger, the Company received aggregate consideration of $864.4 million, consisting of cash consideration of $198.0 million and stock consideration of $666.4 million. In addition, as additional consideration payable to the sole stockholder of Old LiveVox as of immediately prior to Merger (the “LiveVox Stockholder”), the Company issued 5,000,000 shares of Class A common stock (the “Earn-Out Shares”) held in an escrow account to be released only if the price of Class A common stock trading on The Nasdaq Stock Market LLC (“Nasdaq”)

exceeds certain thresholds during the seven-year period following the closing of the Merger pursuant to the terms of the Merger Agreement.
In connection with the Merger, the Company incurred direct and incremental costs of approximately $4.5 million related to the equity issuance, consisting primarily of filing, registration, listing, legal, accounting and other professional fees, which were deducted from the Company’s additional paid-in capital as a reduction of cash proceeds rather than expensed as incurred. In addition, the Company incurred $2.0 million in costs such as accounting, investor relations, etc. Since these costs were not incremental or directly attributable to the Merger, they were expensed as incurred and recorded to operating expenses within our consolidated statements of operations and comprehensive loss.

Impact of COVID-19
While impacts associated with COVID-19 had certain adverse impacts on our business and operating results in the first two quarters of fiscal 2020, we have not experienced a sustained disruption in our overall business. In March 2020, we began to take measures to minimize disruptions to our business as a result of COVID-19. These measures included the drawdown of our revolving Credit Facility (as defined below) in the amount of $4.7 million on March 17, 2020. Additionally, we provided temporary relief to certain customers which were particularly impacted by COVID-19 by removing contract minimums in exchange for extending contract lengths to provide financial relief to them during the time required to transition to work from home agent models. This relief did not have a material impact on our financial results.
Expected new contract revenue bookings from new customers (which we describe as “land” bookings) were also impacted by the pandemic in the first quarter of fiscal 2020 as many potential new customers delayed new contract revenue bookings to evaluate the impact of COVID-19 on their business models. However, contract revenue bookings from existing customers (which we describe as “expand” bookings) remained healthy over this period. Churn rates were also temporarily elevated in the second quarter of fiscal 2020 as customers with business models that were severely impacted by COVID-19 ceased operations, including one of our top 10 customers by revenue.
In March of fiscal 2020 we began to experience softness in our excess usage revenue in relation to our contract revenue (as evidenced by the calculation of total revenue divided by contract revenue which we call the “usage multiplier”) as a result of the COVID-19 pandemic and this softness has continued to persist through the second quarter of fiscal 2021. We attribute this softness to financial stimulus packages designed to address the financial hardships of Americans brought about by the COVID-19 pandemic which have allowed many of our customers in the collections industry to meet their collection goals with fewer interactions with debtors. As a result, our excess usage revenue declined sequentially from the fourth quarter of fiscal 2020 to the first quarter of fiscal 2021 and from the first quarter of fiscal 2021 to the second quarter of fiscal 2021. In the second quarter of fiscal 2021 the usage multiplier was lower than the first quarter of 2021, although the usage multiplier was higher in May and June than in April. When the effects of the pandemic and the associated financial stimulus (including, but not limited to direct stimulus payments, extensions and enhancements of unemployment benefits and loan forbearances) dissipate and there is a return to growth in consumer debt relative to disposable income, we believe the usage multiplier will recover to normal historical levels. As that relationship moves towards normal historical levels, our excess usage revenue is likely to grow faster than our contract revenue.

LiveVox’s Segments
LiveVox has determined that its Chief Executive Officer is its chief operating decision maker. LiveVox’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, LiveVox has determined that it operates in a single reportable segment.

Key Operating and Non-GAAP Financial Performance Metrics

In addition to measures of financial performance presented in our consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.
LTM Net Revenue Retention Rate
We believe that our LTM Net Revenue Retention Rate provides us and investors with insight into our ability to retain and grow revenue from our customers and is a meaningful measure of the long-term value of our customer relationships. LiveVox calculates LTM Net Revenue Retention Rate by dividing the recurring revenues recognized during the most recent LTM period by the recurring revenues recognized during the LTM period immediately preceding the most recent LTM period, provided, however, that recurring revenues from any customer in the most recent LTM period are excluded from the calculation if recurring revenues were not recognized from such customer in the preceding LTM period. Customers who cease using LiveVox’s products during the most recent LTM period are included in the calculation, but new customers who begin using LiveVox’s products during the most recent LTM period are not included in the calculation. For example, LTM Net Revenue Retention for the 12-month period ending December 2020 includes recurring revenues from all customers for whom revenues were recognized in 2019 regardless of whether such customers increased, decreased, or stopped their use of LiveVox’s products during 2020 (i.e., old customers), but exclude all recurring revenues from all customers who began to use LiveVox’s services during 2020 (i.e., new customers). We define monthly recurring revenue as recurring monthly contract and excess usage revenue, which we calculate separately from one-time, non-recurring revenue by month by customer. We consider all contract and excess usage revenue, which represents 98% of our revenue to be recurring revenue as all of our contracts provide for a minimum commitment amount. We consider professional services revenue and one-time adjustments, which are booked on a one-time, nonrecurring basis, to be non-recurring revenue. Professional services and other one-time adjustments are generally not material to the result of the calculation. However, one-time non-recurring revenue is important with respect to timing as we bill installation and non-standard statement of work fees immediately and recognize the revenue as the work is completed, which is generally in advance of the beginning of recurring revenue.
The following table shows our LTM Net Revenue Retention Rate for the periods presented:

	Twelve Months Ended June 30,		Twelve Months Ended December 31,
	2021	2020	2020	2019
LTM Net Revenue Retention Rate	105%	114%	106%	118%
Our LTM Net Revenue Retention Rate reflects the expansion over time of our existing customers as they add new products and additional units of service. A much higher percentage of the product revenue from our customers is contracted on our variable per minute pricing model with a minimum commitment as compared to our per agent pricing model with minimum commitments for both agents and units of service.
Our LTM Net Revenue Retention Rate decreased by 9%, to 105% in the twelve months ended June 30, 2021 from 114% in the twelve months ended June 30, 2020 primarily as a result of the impacts of COVID-19 in combination with contract and excess usage revenue mix. Despite the decline in LTM Net Revenue Retention Rate, monthly minimum contract revenue for customers grew by 32% from the end of the second quarter of fiscal 2020 to the end of the second quarter of fiscal 2021.
Our LTM Net Revenue Retention Rate decreased by 12%, to 106% in the twelve months ended December 31, 2020 from 118% in the twelve months ended December 31, 2019 primarily as a result of the impacts of COVID-19 in combination with contract and excess usage revenue mix. Despite the decline in LTM Net Revenue Retention Rate, monthly minimum contract revenue for customers grew by 20% from fiscal 2019 to fiscal 2020.

Adjusted EBITDA
We monitor Adjusted EBITDA, a non-generally accepted accounting principle (“Non-GAAP”) financial measure, to analyze our financial results and believe that it is useful to investors, as a supplement to U.S. GAAP measures, in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance. We believe that Adjusted EBITDA helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that we exclude from Adjusted EBITDA. Furthermore, we use this measure to establish budgets and operational goals for managing our business and evaluating our performance. We also believe that Adjusted EBITDA provides an additional tool for investors to use in comparing our recurring core business operating results over multiple periods with other companies in our industry.
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of Adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of these limitations, presentation of our consolidated financial statements in accordance with U.S. GAAP and reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net income (loss). We calculate Adjusted EBITDA as net income (loss) before (i) depreciation and amortization, (ii) stock-based compensation, (iii) interest income, expense and other, (iv) provision (benefit from) for income taxes, and (v) other items that do not directly affect what we consider to be our core operating performance.
The following table shows a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2021	2020	2021	2020
Net loss	$(75,843)	$(3,519)	$(80,018)	$(4,072)
Non-GAAP adjustments:
Depreciation and amortization	1,602	1,501	3,205	3,017
Long-term equity incentive bonus and stock-based compensation expense	69,423	157	69,965	497
Interest expense, net	941	969	1,885	1,953
Change in the fair value of warrant liability	(375)	—	(375)	—
Other expense (income), net	32	(50)	25	82
Acquisition and financing related fees and expenses	1,041	—	1,041	25
Transaction-related costs	570	—	1,303	—
Golden Gate Capital management fee expenses	(25)	274	146	431
Provision for income taxes	51	352	86	413
Adjusted EBITDA	$(2,583)	$(316)	$(2,737)	$2,346

Non-GAAP Gross Profit and Non-GAAP Gross Margin percentage
U.S. GAAP defines gross profit as revenue less cost of revenue. Cost of revenue includes all expenses associated with our various product offerings as more fully described under the caption “Components of Results of Operations—Cost of Revenue” below. We define Non-GAAP gross profit as gross profit after adding back the following items:

•depreciation and amortization;
•long-term equity incentive bonus and stock-based compensation expense; and
•other non-recurring expenses
We add back depreciation and amortization, long-term equity incentive bonus and stock-based compensation expense and other non-recurring expenses because they are one-time or non-cash items. We eliminate the impact of these one-time or non-cash items because we do not consider them indicative of our core operating performance. Their exclusion facilitates comparisons of our operating performance on a period-to-period basis. Therefore, we believe showing gross margin, as Non-GAAP to remove the impact of these one-time or non-cash expenses is helpful to investors in assessing our gross profit and gross margin performance in a way that is similar to how management assesses our performance.
We calculate Non-GAAP gross margin percentage by dividing Non-GAAP gross profit by revenue, expressed as a percentage of revenue.
Management uses Non-GAAP gross profit and Non-GAAP gross margin percentage to evaluate operating performance and to determine resource allocation among our various product offerings. We believe Non-GAAP gross profit and Non-GAAP gross margin percentage provide useful information to investors and others to understand and evaluate our operating results in the same manner as our management and board of directors and allows for better comparison of financial results among our competitors. Non-GAAP gross profit and Non-GAAP gross margin percentage may not be comparable to similarly titled measures of other companies because other companies may not calculate Non-GAAP gross profit and Non-GAAP gross margin percentage or similarly titled measures in the same manner as we do.
The following table shows a reconciliation of gross profit to Non-GAAP gross margin percentage for the periods presented (dollars in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2021	2020	2021	2020
Gross profit	$7,298	$12,892	$24,063	$29,439
Depreciation and amortization	911	951	1,858	1,920
Long-term equity incentive bonus and stock-based compensation expense	9,633	16	9,687	32
Non-GAAP gross profit	$17,842	$13,859	$35,608	$31,391
Non-GAAP gross margin %	61.7%	61.6%	62.6%	64.0%

Components of Results of Operations
Revenue
LiveVox derives revenues by providing products under a variety of pricing models. Voice has been historically provided under a usage-based pricing model with prices calculated on a per-minute basis with a contracted minimum commitment in accordance with the terms of the underlying pricing agreements. Voice is LiveVox’s predominant source of revenue. Other revenue sources are derived from products under the following pricing models:

1)a per “unit of measure” with a minimum commitment (e.g., Speech IQ);
2)the combination of per agent and per “unit of measure” models with minimum contracted commitments for each (e.g., SMS, email, U-CRM services);
3)a per agent pricing model with a minimum agent commitment (e.g., U-Script, U-Ticket, U-Chat, U-Quality Management, U-Screen Capture, U-CSAT, U-BI, Hosted PBX services); and
4)a per agent pricing model with a minimum agent commitment with a monthly maximum commitment (e.g., PDAS–our compliance product, U-BI).
Outside of Voice, our pricing models detailed above are relatively new to the market and are not yet material to our business from a financial perspective.

Cost of Revenue
Our cost of revenue consists of personnel costs and associated costs such as travel, information technology, facility allocations and stock-based compensation for Implementation and Training Services, Customer Care, Technical Support, Professional Services, User Acceptance Quality Assurance, Technical Operations and VoIP

services to our customers. Other costs of revenue include non-cash costs associated with depreciation and amortization including acquired technology; charges from telecommunication providers for communications, data center costs and costs to providers of cloud communication services, software, equipment maintenance and support costs to maintain service delivery operations.
Our data center costs are transitioning from a model based on maintaining a co-location facility with our own capital equipment to a cloud strategy based on monthly recurring charges for capacity added in generally small step function increments. The transition began in fiscal 2019, is approximately halfway complete as of June 2021 and is expected to be completed by the end of fiscal 2021. As a result, we have reduced our capital expenditures for data center equipment, which has slowed growth in depreciation and increased our data center costs for our cloud provisioning. We expect feature release efficiencies for our cloud operations as research and development resources eliminate the release effort associated with our co-location deployment. We have accelerated depreciation expense associated with the change in useful life estimate of the co-location facility.
As our business grows, we expect to realize economies of scale in our cost of revenue. We use the LiveVox platform to facilitate data-driven innovations to identify and facilitate efficiency improvement to our implementation, customer care and support, and technical operations teams. Additionally, our research and development priorities include ease of implementation, reliability and ease of use objectives that reduce costs and result in economies of scale relative to revenue growth.

Operating Expenses
We classify our operating expenses as sales and marketing, general and administrative, and research and development.
Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related expenses, including stock-based compensation, for personnel in sales and marketing, sales commissions, channel SPIFF and channel commissions, travel costs, as well as marketing pipeline management, content delivery, programs, campaigns, lead generation, and allocated overhead. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth, and we expect sales and marketing expenses to increase in absolute dollars and fluctuate as a percentage of revenue as we continue to support our growth initiatives.
General and Administrative. General and administrative expenses consist primarily of salary and related expenses, including stock-based compensation, for management, finance and accounting, legal, information systems and human resources personnel, professional fees, compliance costs, other corporate expenses and allocated overhead. We expect that general and administrative expenses will fluctuate in absolute dollars from period to period but decline as a percentage of revenue over time.

Research and Development. Research and development expenses consist primarily of salary and related expenses, including stock-based compensation, for LiveVox personnel as well as limited outsourced software development resources related to the identification and development of improvements, and expanded features for our products, as well as quality assurance, testing, product management and allocated overhead. Research and development costs are expensed as incurred. We have not performed research and development for internal-use software that would meet the qualifications for capitalization. We believe it is important to continue investing in research and development to continue to expand and improve our products and generate future revenue growth, and we expect research and development expenses to increase in absolute dollars and fluctuate as a percentage of revenue as we continue to support our growth initiatives.

Results of Operations
Comparison of the three months ended June 30, 2021 and 2020 (dollars in thousands)
The following tables summarize key components of LiveVox’s results of operations for the three months ended June 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended June 30, (unaudited)
	2021		2020
Revenue	$28,913	100.0%	$22,505	100.0%
Cost of revenue	21,615	74.8%	9,613	42.7%
Gross profit	7,298	25.2%	12,892	57.3%
Operating expenses
Sales and marketing expense	27,685	95.8%	6,982	31.0%
General and administrative expense	24,637	85.2%	3,393	15.1%
Research and development expense	30,169	104.3%	4,765	21.2%
Total operating expenses	82,491	285.3%	15,140	67.3%
Loss from operations	(75,193)	(260.1)%	(2,248)	(10.0)%
Interest expense, net	941	3.3%	969	4.3%
Change in the fair value of warrant liability	(375)	(1.3)%	—	—%
Other expense (income), net	32	0.1%	(50)	(0.2)%
Total other expense, net	598	2.1%	919	4.1%
Pre-tax loss	(75,791)	(262.1)%	(3,167)	(14.1)%
Provision for income taxes	52	0.2%	352	1.6%
Net loss	$(75,843)	(262.3)%	$(3,519)	(15.6)%
Net loss per share—basic and diluted	$(1.08)		$(0.05)
Weighted average shares outstanding—basic and diluted	69,945		66,637

Revenue

	Three Months Ended June 30, (unaudited)
	2021	2020	$ Change	% Change
Revenue	$28,913	$22,505	$6,408	28.5%

Revenue increased by $6.4 million, or 28.5%, to $28.9 million in the three months ended June 30, 2021 from $22.5 million in the three months ended June 30, 2020, primarily due to the acquisition of new customers and upsells to our existing customer base. The recent stimulus packages designed to address the COVID-19 pandemic have allowed our customers to meet their collection goals with less effort, reducing usage volumes, which was more than offset by 34% growth in contract revenue.
Cost of revenue

	Three Months Ended June 30, (unaudited)
	2021	2020	$ Change	% Change
Cost of revenue	$21,615	$9,613	$12,002	124.9%
% of revenue	74.8%	42.7%

Cost of revenue increased by $12.0 million, or 124.9%, to $21.6 million in the three months ended June 30, 2021 from $9.6 million in the three months ended June 30, 2020. The increase was attributable primarily to increased personnel costs of $9.9 million, of which $9.6 million was driven by the awards under two bonus incentive plans, the Value Creation Incentive Plan (which we refer to as the “VCIP”) and the Option-based Incentive Plan (which we refer to as the “OBIP”), that are fully vested in connection with the Merger consummated on June 18, 2021 and recorded as compensation expense within cost of revenue in the consolidated statements of operations and comprehensive loss. Additionally, cloud data center costs increased $1.0 million.

Gross profit

	Three Months Ended June 30, (unaudited)
	2021	2020	$ Change	% Change
Gross profit	$7,298	$12,892	$(5,594)	(43.4)%
Gross margin percentage	25.2%	57.3%

Gross profit decreased by $5.6 million, or 43.4%, to $7.3 million in the three months ended June 30, 2021 from $12.9 million in the three months ended June 30, 2020. The decrease in gross profit was a result of increased personnel costs associated with the VCIP and OBIP awards fully vested and recognized as compensation expense in connection with the Merger and increased cloud data center costs we experienced while transitioning from our co-location deployment, offset by higher revenue.
Sales and marketing expense

	Three Months Ended June 30, (unaudited)
	2021	2020	$ Change	% Change
Sales and marketing expense	$27,685	$6,982	$20,703	296.5%
% of revenue	95.8%	31.0%

Sales and marketing expense increased by $20.7 million, or 296.5%, to $27.7 million in the three months ended June 30, 2021 from $7.0 million in the three months ended June 30, 2020. The increase was primarily due to increased personnel costs of $20.0 million of which $18.0 million was associated with the VCIP and OBIP awards that are fully vested in connection with the Merger and recorded as compensation expense within sales and marketing expense in the consolidated statements of operations and comprehensive loss.
General and administrative expenses

	Three Months Ended June 30, (unaudited)
	2021	2020	$ Change	% Change
General and administrative expense	$24,637	$3,393	$21,244	626.1%
% of revenue	85.2%	15.1%

General and administrative expenses increased by $21.2 million, or 626.1%, to $24.6 million in the three months ended June 30, 2021 from $3.4 million in the three months ended June 30, 2020. The increase was primarily due to increased personnel costs of $19.3 million of which $18.3 million was associated with the VCIP and OBIP awards that are fully vested in connection with the Merger and recorded as compensation expense within general and administrative expense in the consolidated statements of operations and comprehensive loss. Additionally, miscellaneous general and administrative expenses increased $1.2 million.
Research and development expense

	Three Months Ended June 30, (unaudited)
	2021	2020	$ Change	% Change
Research and development expense	$30,169	$4,765	$25,404	533.1%
% of revenue	104.3%	21.2%

Research and development expenses increased by $25.4 million, or 533.1%, to $30.2 million in the three months ended June 30, 2021 from $4.8 million in the three months ended June 30, 2020. The increase was primarily due to increased personnel costs of $24.8 million of which $23.4 million was associated with the VCIP and OBIP awards that are fully vested in connection with the Merger and recorded as compensation expense within research and development expense in the consolidated statements of operations and comprehensive loss. Additionally computing costs used to develop software increased $0.4 million in the second quarter of 2021.
Interest expense, net

	Three Months Ended June 30, (unaudited)
	2021	2020	$ Change	% Change
Interest expense, net	$941	$969	$(28)	(2.9)%
% of revenue	3.3%	4.3%

Interest expense, net decreased by $0.03 million, or 2.9%, to $0.94 million in the three months ended June 30, 2021 from $0.97 million in the three months ended June 30, 2020. The decrease was attributable primarily to decreased interest expense of $0.03 million associated with the decreased outstanding principal amount of our term loan and the lower interest rates.
Change in the fair value of warrant liability

	Three Months Ended June 30, (unaudited)
	2021	2020	$ Change	% Change
Change in the fair value of warrant liability	$(375)	$—	$(375)	100.0%
% of revenue	(1.3)%	—%

Gain recognized due to change in the fair value of warrant liability increased by $0.4 million, or 100.0%, to $0.4 million in the three months ended June 30, 2021 from $0 in the three months ended June 30, 2020. The increase was attributable primarily to decrease in the fair value of Forward Purchase Warrants. Upon the consummation of the Merger on June 18, 2021, the Company recorded a liability related to the Forward Purchase Warrants of $2.0 million, with an offsetting entry to additional paid-in capital. On June 30, 2021, the fair value of the Forward Purchase Warrants decreased to $1.6 million, included in warrant liability within the consolidated balance sheets, with the gain on fair value change recorded in change in the fair value of warrant liability within the consolidated statements of operations and comprehensive loss.

Comparison of the six months ended June 30, 2021 and 2020 (dollars in thousands)

The following tables summarize key components of LiveVox’s results of operations for the six months ended June 30, 2021 and 2020 (in thousands, except per share data):

	Six Months Ended June 30, (unaudited)
	2021		2020
Revenue	$56,858	100.0%	$49,024	100.0%
Cost of revenue	32,795	57.7%	19,585	39.9%
Gross profit	24,063	42.3%	29,439	60.1%
Operating expenses
Sales and marketing expense	36,593	64.4%	15,101	30.8%
General and administrative expense	29,517	51.9%	6,459	13.2%
Research and development expense	36,349	63.9%	9,503	19.4%
Total operating expenses	102,459	180.2%	31,063	63.4%
Loss from operations	(78,396)	(137.9)%	(1,624)	(3.3)%
Interest expense, net	1,885	3.3%	1,953	4.0%
Change in the fair value of warrant liability	(375)	(0.7)%	—	—%
Other expense, net	25	—%	82	0.2%
Total other expense, net	1,535	2.7%	2,035	4.2%
Pre-tax loss	(79,931)	(140.6)%	(3,659)	(7.5)%
Provision for income taxes	87	0.2%	413	0.8%
Net loss	$(80,018)	(140.7)%	$(4,072)	(8.3)%
Net loss per share—basic and diluted	$(1.17)		$(0.06)
Weighted average shares outstanding—basic and diluted	68,291		66,637

Revenue

	Six Months Ended June 30, (unaudited)
	2021	2020	$ Change	% Change
Revenue	$56,858	$49,024	$7,834	16.0%
Revenue increased by $7.9 million, or 16.0%, to $56.9 million in the six months ended June 30, 2021 from $49.0 million in the six months ended June 30, 2020, primarily due to the acquisition of new customers and upsells to our existing customer base. The recent stimulus packages designed to address the COVID-19 pandemic have allowed our customers to meet their goals with less effort, reducing usage volumes, which was more than offset by 28% growth in contract revenue.

Cost of revenue

	Six Months Ended June 30, (unaudited)
	2021	2020	$ Change	% Change
Cost of revenue	$32,795	$19,585	$13,210	67.4%
% of revenue	57.7%	39.9%

Cost of revenue increased by $13.2 million, or 67.4%, to $32.8 million in the six months ended June 30, 2021 from $19.6 million in the six months ended June 30, 2020. The increase was attributable primarily to increased personnel costs of $9.9 million of which $9.7 million was associated with the VCIP and OBIP awards that are fully vested in connection with the Merger and recorded as compensation expense within cost of revenue in the consolidated statements of operations and comprehensive loss. Additionally, cloud data center costs increased $1.6 million.

Gross profit

	Six Months Ended June 30, (unaudited)
	2021	2020	$ Change	% Change
Gross profit	$24,063	$29,439	$(5,376)	(18.3)%
Gross margin percentage	42.3%	60.1%

Gross profit decreased by $5.3 million, or 18.3%, to $24.1 million in the six months ended June 30, 2021 from $29.4 million in the six months ended June 30, 2020. The decrease in gross profit was a result of increased personnel costs associated with the VCIP and OBIP awards fully vested and recognized as compensation expense in connection with the Merger and increased cloud data center costs we experienced while transitioning from our co-location deployment, offset by higher revenue.
Sales and marketing expense

	Six Months Ended June 30, (unaudited)
	2021	2020	$ Change	% Change
Sales and marketing expense	$36,593	$15,101	$21,492	142.3%
% of revenue	64.4%	30.8%

Sales and marketing expense increased by $21.5 million, or 142.3%, to $36.6 million in the six months ended June 30, 2021 from $15.1 million in the six months ended June 30, 2020. The increase was primarily due to increased personnel costs of $21.4 million of which $18.1 million was associated with the VCIP and OBIP awards that are fully vested in connection with the Merger and recorded as compensation expense within sales and marketing expense in the consolidated statements of operations and comprehensive loss. This increase was partially offset by decreased miscellaneous sales and marketing costs of $0.9 million.
General and administrative expenses

	Six Months Ended June 30, (unaudited)
	2021	2020	$ Change	% Change
General and administrative expense	$29,517	$6,459	$23,058	357.0%
% of revenue	51.9%	13.2%

General and administrative expenses increased by $23.0 million, or 357.0%, to $29.5 million in the six months ended June 30, 2021 from $6.5 million in the six months ended June 30, 2020. The increase was primarily due to increased personnel costs of $20.0 million of which $18.4 million was associated with the VCIP and OBIP awards that are fully vested in connection with the Merger and recorded as compensation expense within general and administrative expense in the consolidated statements of operations and comprehensive loss. Additionally, accounting, audit and legal fees increased $1.6 million in preparation to become a public company, and miscellaneous general and administrative expenses increased $1.2 million.
Research and development expense

	Six Months Ended June 30, (unaudited)
	2021	2020	$ Change	% Change
Research and development expense	$36,349	$9,503	$26,846	282.5%
% of revenue	63.9%	19.4%

Research and development expenses increased by $26.8 million, or 282.5%, to $36.3 million in the six months ended June 30, 2021 from $9.5 million in the six months ended June 30, 2020. The increase was primarily due to increased personnel costs of $25.8 million of which $23.5 million was associated with the VCIP and OBIP awards that are fully vested in connection with the Merger and recorded as compensation expense within research and development expense in the consolidated statements of operations and comprehensive loss. Additionally, computing costs used in the development of software increased $0.8 million.
Interest expense, net

	Six Months Ended June 30, (unaudited)
	2021	2020	$ Change	% Change
Interest expense, net	$1,885	$1,953	$(68)	(3.5)%
% of revenue	3.3%	4.0%

Interest expense, net decreased by $0.06 million, or 3.5%, to $1.89 million in the six months ended June 30, 2021 from $1.95 million in the six months ended June 30, 2020. The decrease was attributable primarily to decreased interest expense of $0.1 million associated with the decreased outstanding principal amount of our term loan and the lower interest rates.
Change in the fair value of warrant liability

	Six Months Ended June 30, (unaudited)
	2021	2020	$ Change	% Change
Change in the fair value of warrant liability	$(375)	$—	$(375)	100.0%
% of revenue	(0.7)%	—%

Gain recognized due to change in the fair value of warrant liability increased by $0.4 million, or 100.0%, to $0.4 million in the six months ended June 30, 2021 from $0 in the six months ended June 30, 2020. The increase was attributable primarily to decrease in the fair value of Forward Purchase Warrants. Upon the consummation of the Merger on June 18, 2021, the Company recorded a liability related to the Forward Purchase Warrants of $2.0 million, with an offsetting entry to additional paid-in capital. On June 30, 2021, the fair value of the Forward Purchase Warrants decreased to $1.6 million, included in warrant liability within the consolidated balance sheets, with the gain on fair value change recorded in change in the fair value of warrant liability within the consolidated statements of operations and comprehensive loss.

Liquidity and Capital Resources
Overview
LiveVox’s consolidated financial statements have been prepared assuming LiveVox will continue as a going concern for the 12 months from the date of issuance of the consolidated financial statements, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. LiveVox’s main sources of liquidity were cash generated by operating cash flows and the term loan and revolving Credit Facility.

For the six months ended June 30, 2021 and 2020, the Company’s cash flow from operations was $(9.6) million and $2.0 million, respectively. The change in cash during the six months ended June 30, 2021 and 2020 was $142.0 million and $5.3 million, respectively. As of June 30, 2021 and December 31, 2020, LiveVox held cash and cash equivalents of $161.4 million and $18.1 million, respectively. In addition, we had restricted cash of $0.1 million as of June 30, 2021 related to the holdback amount for one acquisition the Company made in 2019 and $1.5 million in restricted cash as of December 31, 2020 related to the holdback amount for the two acquisitions the Company made in 2019. LiveVox’s primary use of cash is for operation and administrative activities including employee related expenses, and general, operating and overhead expenses. Future capital requirements will depend on many factors, including our customer growth rate, customer retention, timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, the continuing market acceptance of our products, effective integration of acquisition activities, and maintaining our bank credit facility. Additionally, the duration and extent of the impact from the COVID-19 pandemic continues to depend on future developments that cannot be accurately predicted at this time, such as the ongoing severity and transmission rate of the virus, the extent and effectiveness of vaccine programs and other containment actions, the duration of social distancing, office closure and other restrictions on businesses and society at large, and the specific impact of these and other factors on LiveVox’s business, employees, customers and partners. While the COVID- 19 pandemic has caused operational difficulties, and may continue to create unprecedented challenges, it has not thus far had a substantial net impact on the Company’s liquidity position.
On February 28, 2018, LiveVox entered into an amendment to its term loan and revolving Credit Facility with PNC Bank originally dated November 7, 2016 (as so amended, the “Credit Facility”) to provide for a $45.0 million term loan, a $5.0 million line of credit and a $1.5 million letter of credit sub-facility. The agreement governing the Credit Facility had a five-year term ending November 7, 2021. The Credit Facility is collateralized by a first-priority perfected security interest in substantially all the assets of LiveVox and is subject to certain financial covenants before and after a covenant conversion date. Covenant conversion may be elected early by LiveVox if certain criteria are met, including, but not limited to meeting fixed charge coverage and liquidity ratio targets as of the most recent twelve-month period. Prior to the covenant conversion date, LiveVox is required to maintain minimum levels of liquidity and recurring revenue. As of the covenant conversion date, LiveVox is required to maintain the Fixed Charge Coverage Ratio and Leverage Ratio (as defined in the Credit Facility) measured on a quarter-end basis for the four-quarter period ending on each such date through the end of the agreement.
On December 16, 2019, LiveVox further amended the Credit Facility, increasing the term loan borrowing therein by $13.9 million to $57.6 million and amending certain terms and conditions. The Credit Facility reset the minimum recurring revenue covenant and qualified cash amounts through December 31, 2021 and extended the quarterly measurement dates through September 30, 2023 and the maturity date to November 7, 2023. LiveVox was in compliance with all debt covenants at June 30, 2021 and December 31, 2020 and was in compliance with all debt covenants as of the date of issuance of these consolidated financial statements. There was no unused borrowing capacity under the term loan portion of the Credit Facility at June 30, 2021 and December 31, 2020. On March 17, 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to COVID-19 pandemic, LiveVox drew down approximately $4.7 million under the revolving portion of the Credit Facility.
On June 18, 2021, the Company completed the Merger and raised net cash proceeds of $157.4 million, net of transaction costs. In conjunction with the Merger, the Company repaid in full the revolving portion of the Credit Facility of $4.7 million. The Company believes it has sufficient financial resources for at least the next 12 months from the date of this Quarterly Report.

Acquisition Opportunities
We believe that there may be opportunity for further consolidation in our industry. From time to time, we evaluate potential strategic opportunities, including acquisitions of other providers of cloud-based services. We have been in, and from time to time may engage in, discussions with counterparties in respect of various potential strategic acquisition and investment transactions. Some of these transactions could be material to our business and, if completed, could be difficult to integrate, result in increased leverage or dilution and/or subject us to unexpected liabilities. In connection with evaluating potential strategic acquisition and investment transactions, we may incur significant expenses for the evaluation and due diligence investigation of these potential transactions.

Cash flow (dollars in thousands)

	Six Months Ended June 30, (unaudited)
	2021	2020
Net cash provided by (used in) operating activities	$(9,649)	$2,022
Net cash provided by (used in) investing activities	722	(279)
Net cash provided by financing activities	150,933	3,703
Effect of foreign currency translation	(49)	(120)
Net increase in cash, cash equivalents and restricted cash	$141,957	$5,326
Net cash provided by (used in) operating activities
Cash flows from operating activities during the six months ended June 30, 2021 decreased by $11.7 million to $(9.6) million from $2.0 million during the same period in 2020. The decrease to net cash provided by (used in) operating activities was primarily attributable to a $75.9 million increase to net loss and an increase of $68.0 million in non-cash adjustments to net loss. These non-cash items primarily consisted of a $68.7 million increase of compensation expense recorded associated with the VCIP and OBIP awards fully vested in connection with the Merger, offset by $1.0 million decrease of bad debt expense. Net cash provided by (used in) operating activities has a decrease of $3.7 million in cash from operating assets and liabilities, primarily due to the liability accrued for VCIP and OBIP cash bonus fully vested in connection with the Merger and to be paid out in the third quarter of fiscal 2021, and the accrued contingent considerations in BusinessPhone asset acquisition.
Net cash provided by (used in) investing activities
Cash flows from investing activities during the six months ended June 30, 2021 increased by $1.0 million, or 358.8%, to $0.7 million from $(0.3) million during the same period in fiscal 2020. The increase to net cash provided by (used in) investing activities was primarily attributable to the proceeds of $1.3 million from BusinessPhone asset acquisition in February 2021, offset by an increase of $0.3 million in purchases of property and equipment.
Net cash provided by financing activities
Cash flows from financing activities during the six months ended June 30, 2021 increased by $147.2 million, or 3976.0%, to $150.9 million from $3.7 million during the same period in 2020, reflecting the net cash proceeds of $157.4 million incurred during the six months ended June 30, 2021 as a result of the Merger, offset by the repayment made in conjunction of the Merger of $4.7 million that was drawn on the revolving Credit Facility in March of 2020.

Contractual Obligations and Commitments
Our principal contractual obligations consist of future payment obligations under our term loan, finance leases to finance computer and networking equipment, and operating leases for office facilities. Please see Note 10 to the consolidated financial statements of LiveVox included elsewhere in this Quarterly Report for discussion of the contractual obligations under LiveVox’s term facility.

The following table summarizes our significant contractual obligations as of June 30, 2021 (dollars in thousands):

	Payment Due by Period
	Total	Remaining 2021	1-3 Years	4-5 Years	More than 5 Years
Finance lease obligations (1)	$194	$154	$40	$—	$—
Operating lease obligations (2)	7,920	1,124	5,364	1,307	125
Term loan (3)	55,734	720	55,014	—	—
Total	$63,848	$1,998	$60,418	$1,307	$125

(1)Represents financing of computer and networking equipment and software purchases for our co-location data centers.
(2)Represents obligations to make payments under lease agreements for our corporate headquarters and worldwide offices.
(3)Consists of principal payments only, excluding interest of $1.9 million. The principal amount is due November 7, 2023.

Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Use of Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, the determination of the useful lives of long-lived assets, allowances for doubtful accounts, fair value of goodwill and long-lived assets, fair value of incentive awards, establishing standalone selling price, valuation of deferred tax assets, income tax uncertainties, and other contingencies. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
While our significant accounting policies are more fully described in the notes to the consolidated financial statements included elsewhere in this Quarterly Report, we believe that the following accounting policies and estimates are critical to our business operations and understanding of our financial results. We consider an accounting judgment, estimate or assumption to be critical when (i) the estimate or assumption is complex in nature or requires a high degree of subjectivity and judgment and (ii) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements.

Impairment of long-lived assets, including intangible assets
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value. No impairment losses have been recognized in any of the periods presented.
Effective for the year 2020, we performed our annual impairment review of goodwill at October 1, and when a triggering event occurs between annual impairment tests. In testing for goodwill impairment, we first assess qualitative factors. If, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount, including goodwill, we will perform the quantitative impairment test to determine if the fair value of the reporting unit exceeds its carrying amount. If the fair value is determined to be less than the carrying value, an impairment charge is recorded for the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. No impairment losses have been recognized in any of the periods presented.
Intangible assets, consisting of acquired developed technology, corporate name, customer relationships and workforce, are carried at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. No impairment losses have been recognized in any of the periods presented.

Revenue Recognition
LiveVox recognizes revenue in accordance with U.S. GAAP, pursuant to ASC 606, Revenue from Contracts with Customers.
LiveVox derives substantially all of its revenues by providing cloud-based contact center voice products under a usage-based model, with prices calculated on a per-call, per-seat, or, more typically, a per-minute basis and contracted minimum usage in accordance with the terms of the underlying agreements. Other immaterial ancillary revenues are derived from call recording, local caller identification packages, performance/speech analytics, text messaging services and professional services billed monthly on primarily usage-based fees, and to a lesser extent, fixed fees.
Our cloud-based contact center solutions typically include a promise to provide continuous access to our hosted technology platform solutions through one of our data centers. Arrangements with customers do not provide the customer with the right to take possession of LiveVox’s software platform at any time. Our performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits as we perform our services.
LiveVox’s arrangements typically include monthly minimum usage commitments and specify the rate at which the customer must pay for actual usage above the monthly minimum. Additional usage in excess of contractual minimum commitments are deemed to be specific to the month that the usage occurs, since the minimum usage commitments reset at the beginning of each month. We have determined these arrangements meet the variable consideration allocation exception and therefore, we recognize contractual monthly commitments and any overages as revenue in the month they are earned.
LiveVox has service-level agreements with customers warranting defined levels of uptime reliability and performance. Customers may receive credits or refunds if the Company fails to meet such levels. If the services do not meet certain criteria, fees are subject to adjustment or refund representing a form of variable consideration. LiveVox records reductions to revenue for these estimated customer credits at the time the related revenue is recognized. These customer credits are estimated based on current and historical customer trends, and communications with its customers. Such customer credits have not been significant to date.
We enter into contracts that can include various combinations of services, each of which are distinct and accounted for as separate performance obligations. For contracts with multiple performance obligations, we allocate the contract price to each performance obligation based on its relative standalone selling price (“SSP”). We generally determine SSP based on the prices charged to customers. In instances where SSP is not directly observable, such as when we do not sell the service separately, we determine the SSP using information that generally includes market conditions or other observable inputs.
Professional services for configuration, system integration, optimization or education are billed on a fixed-price or on a time and material basis and are performed by LiveVox directly or, alternatively, customers may also choose to perform these services themselves or engage their own third-party service providers. Professional services revenue, which represents less than 2% of revenue, is recognized over time as the services are rendered.
Deferred revenues represent billings or payments received in advance of revenue recognition and are recognized upon transfer of control. Balances consist primarily of annual or multi-year minimum usage agreements not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as deferred revenues, current in the consolidated balance sheets, with the remainder recorded as deferred revenue, net of current in the Company’s consolidated balance sheets.

Income Taxes
LiveVox accounts for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences arising from the temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will be paid or refunds received, as provided for under currently enacted tax law. A valuation allowance is provided for deferred tax assets that, based on available evidence, are not expected to be realized. LiveVox recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
LiveVox recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. LiveVox does not believe its consolidated financial statements include any uncertain tax positions. It is LiveVox’s policy to recognize interest and penalties accrued on any unrecognized tax benefit as a component of income tax expense.
Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our consolidated financial statements.

Employee and Non-Employee Incentive Plans
During 2014, LiveVox established two bonus incentive plans, the VCIP and the OBIP, pursuant to which eligible participants will receive a predetermined bonus based on the Company’s equity value at the time of a liquidity event, if the stockholder return associated with the liquidity event exceeds certain thresholds (as defined in the VCIP and OBIP). All of the Company’s executive officers and certain other key employees are eligible to participate in the VCIP and certain other employees are eligible to participate in the OBIP. Awards under the VCIP and OBIP generally time vest over five years and performance vest upon certain liquidity event conditions, subject to continued service through the vesting dates. Under the VCIP, the value at payoff is further adjusted based on the stockholder returns resulting from the liquidity event while the OBIP has a minimum stockholder return. For a portion of each award, the liquidity event condition can be met post termination of service, as long as the time-based vesting period has been completed. The awards under the VCIP and OBIP may be settled in cash or shares, depending on the nature of the underlying liquidity event. LiveVox also has an option to repurchase both awards at an amount deemed to be fair value for which the time-based vesting period has been completed, contingent on the employee’s termination of service. Because vesting and payment under the VCIP and OBIP is contingent upon a liquidity event, the Company will not record compensation expense until a liquidity event occurs or unless they are repurchased, in which case the Company has recorded compensation expense equal to the vested or repurchase amount. The Company remeasures the awards’ fair value at each reporting period. The fair value used by the Company has historically been determined by the LiveVox board of directors with assistance of management. The LiveVox board of directors has determined the fair value at each reporting period by considering a number of objective and subjective factors including important developments in the Company’s operations, valuations performed by an independent third party, actual results and financial performance, the conditions in the CCaaS industry and the economy in general, volatility of comparable public companies, among other factors. On June 18, 2021, the Company consummated the previously announced Merger in which all outstanding VCIP and OBIP awards are fully vested and recorded as compensation expense within cost of revenue and operating expenses in the consolidated statements of operations and comprehensive loss. The VCIP and OBIP awards are paid to the plan participants in a combination of cash and shares. A liability was accrued for the cash portion of the bonus and the stock portion was recorded to additional paid-in capital for unissued equity shares. Upon consummation of the Merger on June 18, 2021, the fair value of the VCIP and OBIP accrued liability for the cash bonus payments is based on the terms of the respective VCIP and OBIP agreements. Since the inputs used to measure fair value are directly or indirectly observable in the marketplace, VCIP and OBIP accrued liability was transferred from a Level 3 fair value measurement to a Level 2 fair value measurement as of June 30, 2021.

During 2019, LiveVox TopCo established a Management Incentive Unit program whereby the LiveVox board of directors has the power and discretion to approve the issuance of Class B Units of LiveVox TopCo that represent management incentive units (which we call “Management Incentive Units” or “MIU”) to any manager, director, employee, officer or consultant of the Company or its Subsidiaries. Vesting begins on the date of issuance, and the MIUs vest ratably over five years with 20% of the MIUs vesting on each anniversary of a specified vesting commencement date, subject to the grantee’s continued employment with the Company on the applicable vesting date. Vesting of the MIUs will accelerate upon consummation of a “sale of the company”, which is defined by the LiveVox TopCo limited liability company agreement. The Company recognizes compensation expense on a straight-line basis over the requisite service period of five years. Stock-based compensation for MIUs is measured based on the grant date fair value of the award using a Monte Carlo simulation. Inherent in the pricing model are assumptions related to holding period, expected share-price volatility, risk-free interest rate and discount for lack of marketability.

Acquisitions
The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not we have acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.
If an acquisition is determined to be a business combination, the assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.
If an acquisition is determined to be an asset acquisition, the cost of the asset acquisition, including transaction costs, are allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. If the cost of the asset acquisition is less than the fair value of the net assets acquired, no gain is recognized in earnings. The excess fair value of the acquired net assets acquired over the consideration transferred is allocated on a relative fair value basis to the identifiable net assets (excluding non-qualifying assets).
Determining estimated fair value requires a significant amount of judgment and estimates. If our assumptions change or errors are determined in our calculations, the fair value could materially change resulting in a change in our goodwill or identifiable net assets acquired.

Public and Forward Purchase Warrants
Prior to the Merger, Crescent issued 7,000,000 private placement warrants (“Private Warrants”) and 12,500,000 public warrants (“Public Warrants”) at close of Crescent’s initial public offering (“IPO”) on March 7, 2019. As an incentive for LiveVox to enter into the Merger Agreement, pursuant to the Sponsor Support Agreement dated January 13, 2021, Crescent’s Sponsor has agreed to the cancellation of the 7,000,000 Private Warrants prior to Closing Date. 833,333 Forward Purchase Warrants (“Forward Purchase Warrants”) were issued pursuant to the Forward Purchase Agreement dated January 13, 2021 between Crescent and Old LiveVox. The 12,500,000 Public Warrants and the 833,333 Forward Purchase Warrants (collectively “Warrants”) remain after the Merger. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments.
Upon consummation of the Merger, the Company concluded that (a) the Public Warrants meet the derivative scope exception for contracts in the Company’s own stock and are recorded in stockholders’ equity and (b) the Forward Purchase Warrants do not meet the derivative scope exception and are recorded as liabilities on the consolidated balance sheets at fair value upon the Merger, with subsequent changes in the fair value recognized in the consolidated statements of operations and comprehensive loss at each reporting date. The Forward Purchase Warrants are classified as Level 3 fair value measurement and the fair value is measured using a Black-Scholes option-pricing model. Inherent in options pricing models are assumptions related to current stock price, expected share-price volatility, expected life, risk-free interest rate and dividend yield.

Recently Adopted Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the balance sheet date included in this Quarterly Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentration risk
Financial instruments that potentially subject LiveVox to significant concentrations of credit risk consist primarily of cash and accounts receivable. Risks associated with cash are mitigated using what LiveVox considers creditworthy institutions. LiveVox performs ongoing credit evaluations of its customers’ financial condition. Substantially all of LiveVox’s assets are in the United States.
As of June 30, 2021 and December 31, 2020, no single customer represented more than 10% of LiveVox’s accounts receivable. For the three and six months ended June 30, 2021 and 2020, no single customer represented more than 10% of LiveVox’s revenue.
LiveVox relies on third parties for telecommunication, bandwidth, and colocation services that are included in cost of revenue.
As of June 30, 2021, two vendors accounted for approximately 38% of the Company’s total accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at June 30, 2021. As of December 31, 2020, two vendors accounted for approximately 55% of the Company’s accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at December 31, 2020. LiveVox believes there could be a material impact on future operating results should a relationship with an existing supplier cease.

Interest rate sensitivity
The term loan portion of the Credit Facility is subject to interest rate risk, as the loan is termed as either a base rate loan or LIBOR rate loan (each as defined in the agreement governing the Credit Facility) and can be a combination of both. LIBOR interest elections are for one, two or three-month periods. Interest changes affect the fair value of the term loan but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

Foreign exchange risk
LiveVox reports its results in U.S. dollars, which is its reporting currency. The functional currency of LiveVox’s foreign subsidiaries is their local currency. We also have international sales that are denominated in foreign currencies. For these international subsidiaries and customers, the monetary assets and liabilities are translated into U.S. dollars at the current exchange rate as of the balance sheet date, and all non-monetary assets and liabilities are translated into U.S. dollars at historical exchange rates. Revenues and expenses are translated using average rates in effect on a monthly basis. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity (accumulated other comprehensive loss), unless there is a sale or complete liquidation of the underlying foreign investments, or the adjustment is inconsequential.
We experience fluctuations in transaction gains or losses from remeasurement of monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded. Exchange gains and losses resulting from foreign currency transactions were not significant in any period and are reported in other expense (income), net in the consolidated statements of operations and comprehensive loss.
ITEM 4. CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2021.
Based on management’s evaluation, our CEO and CFO concluded that, as of June 30, 2021, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
In designing and evaluating our disclosure controls and procedures, our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in internal control over financial reporting
During the fiscal quarter ended June 30, 2021, we completed the Merger with Crescent. We are engaged in the process of the design and implementation of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in a manner commensurate with the scale of our operations subsequent to the Merger.
There have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
In response to COVID-19, we have undertaken measures to protect our employees, partners, and clients, including encouraging employees to work remotely. We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 situation on our internal controls to minimize any impact on their design and operating effectiveness.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is currently, and from time to time may become, involved in legal or regulatory proceedings arising in the ordinary course of its business, including tort claims, employment disputes and commercial contract disputes. Although the outcome of such claims cannot be predicted with certainty, as of the date of this Quarterly Report, we were not a party to any litigation or regulatory proceeding that would reasonably be expected to be material to LiveVox’s business, results of operations, financial condition or cash flows. Please read Note 22 to the consolidated financial statements, “Commitments and Contingencies”, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those results in this Quarterly Report are any of the risks described in Crescent Acquisition Corp’s Definitive Proxy Statement (the “Proxy”) on Schedule 14A filed with the SEC on May 14, 2021, and our Current Report relating to the Merger on Form 8-K (the “Super 8-K”) filed with the SEC on June 24, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Proxy and the Super 8-K, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Merger Agreement
LiveVox Holdings, Inc. (the “Company”) was formerly known as Crescent Acquisition Corp (“Crescent”) and was originally incorporated in Delaware on November 17, 2017. On June 18, 2021 (the “Closing Date” or “Closing”), Crescent consummated the previously announced business combination pursuant to an Agreement and Plan of Merger, dated January 13, 2021 (the “Merger Agreement”), by and among Crescent, Function Acquisition I Corp, a Delaware corporation and direct, wholly owned subsidiary of Crescent (“First Merger Sub”), Function Acquisition II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Crescent (“Second Merger Sub”), LiveVox Holdings, Inc., a Delaware corporation (hereinafter referred to as “Old LiveVox”), and GGC Services Holdco, Inc., a Delaware corporation, solely in its capacity as the representative, agent and attorney-in-fact (in such capacity, the “Stockholder Representative”) of LiveVox TopCo, LLC, a Delaware limited liability company and the sole stockholder of Old LiveVox as of immediately prior to the First Merger (the “LiveVox Stockholder”), which provided for, among other things, (a) the merger of First Merger Sub with and into Old LiveVox, with Old LiveVox continuing as the surviving corporation (the “First Merger”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Old LiveVox with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity (the “Second Merger” and, together with the First Merger and the other transactions contemplated by the Merger Agreement, the “Merger”). In connection with the Merger, (a) the Company changed its name to “LiveVox Holdings, Inc.” and (b) Second Merger Sub, as the surviving entity of the Second Merger, changed its name to “LiveVox Intermediate LLC” (“LiveVox Intermediate”). As a result of the Merger, (a) the Company directly owns all of the equity interests of LiveVox Intermediate and indirectly owns the equity interests of its subsidiaries (LiveVox Intermediate together with its subsidiaries, “LiveVox”) and (b) the LiveVox Stockholder, the sole stockholder of Old LiveVox prior to the Merger, holds 66,637,092 shares of the Class A common stock, par value $0.0001 per share, of the Company, not include the Earn-Out Shares (as defined herein).

Private Placement
In connection with entering into the Merger Agreement, certain investors entered into subscription agreements, each dated as of January 13, 2021, with the investors party thereto (the “PIPE Investors”), pursuant to which, among other things, the PIPE Investors agreed to purchase an aggregate of 7,500,000 shares of Class A common stock immediately prior to the Closing at a cash purchase price of $10.00 per share, resulting in aggregate gross proceeds of $75 million. The shares issued to the PIPE Investors were issued pursuant to and in accordance with the exemption from registration under the Securities Act pursuant to Section 4(a)(2) and/or Regulation D promulgated under the Securities Act. All of the PIPE Investors were accredited investors. No underwriting discounts or commissions were paid with respect to such sales.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

EXHIBIT INDEX
Exhibit Number	Description
2.1#
Agreement and Plan of Merger, dated as of January 13, 2021, by and among Crescent Acquisition Corp, Function Acquisition I Corp, Function Acquisition II LLC, LiveVox Holdings, Inc., and GGC Services Holdco Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K of the Company on January 14, 2021 and incorporated herein by reference).

3.1
Second Amended and Restated Certificate of Incorporation of LiveVox Holdings, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of LiveVox Holdings, Inc. (filed as Exhibit 3.2 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).
4.1
Warrant Agreement, dated March 7, 2019, between Crescent Acquisition Corp and Continental Stock Transfer & Trust Company (filed as Exhibit 4.4 to the Current Report on Form 8-K of the Company on March 13, 2019 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on January 14, 2021 and incorporated herein by reference).
10.2
Amended and Restated Registration Rights Agreement dated as of June 18, 2021, by and among the Company, Crescent Acquisition Corp, the Director Holders and the SPAC Sponsor (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).

10.3
Stockholders Agreement, dated as of June 18, 2021, by and among LiveVox Holdings, Inc., CFI Sponsor LLC and GGC (filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).

10.4
Escrow Agreement, dated as of June 18, 2021, by and among GGC Services Holdco, Inc., LiveVox Holdings, Inc. and Citibank, N.A. (filed as Exhibit 10.4 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).

10.5
Share Escrow Agreement, dated as of January 13, 2021, by and among Crescent Acquisition Corp, LiveVox Holdings, Inc., CFI Sponsor LLC, Kathleen S. Briscoe, John J. Gauthier and Jason D. Turner (filed as Exhibit 10.5 to the Current Report on Form 8-K of the Company on January 14, 2021 and incorporated herein by reference).

10.6
Sponsor Support Agreement, dated as of January 13, 2021, by and among Crescent Acquisition Corp, LiveVox Holdings, Inc., CFI Sponsor LLC and the parties set forth on Schedule A thereto (filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on January 14, 2021 and incorporated herein by reference).

10.7	Stockholder Support Agreement (filed as Exhibit 10.4 to the Current Report on Form 8-K of the Company on January 14, 2021 and incorporated herein by reference).

10.8
Forward Purchase Agreement, dated as of January 13, 2021, by and between Crescent Acquisition Corp and Crescent Capital Group Holdings LP (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on January 14, 2021 and incorporated herein by reference).

10.9
Finders Agreement, dated as of January 13, 2021, by and among Crescent Acquisition Corp and Neuberger Berman BD LLC (filed as Exhibit 10.6 to the Current Report on Form 8-K of the Company on January 14, 2021 and incorporated herein by reference).

10.10†	LiveVox Holdings, Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.10 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).
10.11†
Form of Restricted Stock Unit Award Agreement under the LiveVox Holdings, Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.11 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).

10.12†
Form of Performance Stock Unit Award Agreement under the LiveVox Holdings, Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.12 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).

10.13†
Form of Special Performance Stock Unit Award Agreement under the LiveVox Holdings, Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.13 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).

10.14†	Form of Indemnification Agreement (filed as Exhibit 10.14 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).
10.15†
Employment Agreement, dated as of August 7, 2014, by and between Louis Summe and LiveVox, Inc. (filed as Exhibit 10.15 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).

10.16†
Employment Agreement, dated as of May 23, 2000, by and between Laurence Siegel and Tools for Health, Inc. (the former name of LiveVox Holdings, Inc.) (filed as Exhibit 10.16 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).

10.17†
Employment Agreement, dated as of November 17, 2009, by and between Erik Fowler and LiveVox, Inc. (filed as Exhibit 10.17 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).

10.18
Credit Agreement dated as of November 7, 2016, by and among PNC Bank, National Association, the lenders party thereto, LiveVox Holdings, Inc., LiveVox, Inc. and the guarantors party thereto (filed as Exhibit 10.18 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).

10.19*
Seventh Amendment to Credit Agreement, dated as of August 2, 2021, by and among the Company, the other loan parties party thereto, each lender party thereto and PNC Bank, National Association, as administrative agent for the lenders party thereto.

31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer, pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021 and 2020, (iii) the Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (v) the Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
#
Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such omitted materials to the SEC upon request.

†	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

LiveVox Holdings, Inc.

Date: August 13, 2021	By:	/s/ Louis Summe
Louis Summe
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Gregg Clevenger
Gregg Clevenger
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)