Form 10-Q
period 2021-09-30
LiveVox Holdings, Inc.
filed 2021-11-12
CIK 1723648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to

Commission file number 001-38825

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
 ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

As of November 8, 2021, the registrant had 98,240,727 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact included in this Quarterly Report, regarding the future financial performance of LiveVox Holdings, Inc. (“LiveVox” or the “Company”), as well as LiveVox’s strategy, future operations, future operating results, financial position, expectations regarding revenue, losses, and costs, prospects, plans and objectives of management are forward-looking statements. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report are subject to risks and uncertainties that may include, for example:
•the Company’s ability to maintain its listing on Nasdaq;
•the Company’s ability to raise financing or complete acquisitions in the future;
•the Company’s success in retaining or recruiting, or changes required in, its officers, key employees or directors;
•the future financial performance of the Company;
•the outcome of any legal proceedings that may be instituted against the Company;
•the high level of competition in the cloud contact center industry and the intense competition and competitive pressures from other companies in the industry in which the Company operates;
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
•the impact of COVID-19 and related changes in base interest rates, constraints in supply chain, inflationary pressures and significant market volatility in the Company’s business, our industry and the global economy; and
•the effect of legal, tax and regulatory changes.
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

PART I—FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
LIVEVOX HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,980	$18,098
Restricted cash, current	—	1,368
Accounts receivable, net	17,052	13,817
Deferred sales commissions, current	2,490	1,521
Prepaid expenses and other current assets	6,948	2,880
Total Current Assets	131,470	37,684
Property and equipment, net	3,286	3,505
Goodwill	47,481	47,481
Intangible assets, net	21,310	18,688
Operating lease right-of-use assets	5,897	3,858
Deposits and other	687	2,334
Deferred sales commissions, net of current	6,219	3,208
Deferred tax asset	79	—
Restricted cash, net of current	100	100
Total Assets	$216,529	$116,858

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,275	$3,521
Accrued expenses	12,949	11,667
Deferred revenue, current	1,074	1,140
Term loan, current	561	1,440
Operating lease liabilities, current	1,894	1,353
Finance lease liabilities, current	80	392
Total current liabilities	20,833	19,513
Long term liabilities:
Line of credit	—	4,672
Deferred revenue, net of current	249	237
Term loan, net of current	54,572	54,604
Operating lease liabilities, net of current	4,547	3,088
Finance lease liabilities, net of current	18	38
Deferred tax liability, net	—	193
Warrant liability	1,333	—
Other long-term liabilities	370	372
Total liabilities	81,922	82,717

Commitments and contingencies (Note 10 and 22)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000 shares authorized, none issued and outstanding as of September 30, 2021; none authorized, issued and outstanding as of December 31, 2020	—	—

Common stock, $0.0001 par value per share; 500,000 shares authorized as of September 30, 2021 and December 31, 2020; 90,547 and 66,637 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	9	7
Additional paid-in capital	251,021	59,168
Accumulated other comprehensive loss	(233)	(206)
Accumulated deficit	(116,190)	(24,828)
Total stockholders’ equity	134,607	34,141
Total liabilities & stockholders’ equity	$216,529	$116,858

The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited) (In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue	$30,507	$25,390	$87,365	$74,414
Cost of revenue	13,479	9,682	46,274	29,267
Gross profit	17,028	15,708	41,091	45,147
Operating expenses
Sales and marketing expense	12,227	6,552	48,820	21,653
General and administrative expense	7,642	3,246	37,159	9,705
Research and development expense	8,130	5,157	44,479	14,660
Total operating expenses	27,999	14,955	130,458	46,018
Income (loss) from operations	(10,971)	753	(89,367)	(871)
Interest expense, net	1,033	973	2,918	2,926
Change in the fair value of warrant liability	(300)	—	(675)	—
Other expense (income), net	(460)	(6)	(435)	76
Total other expense, net	273	967	1,808	3,002
Pre-tax loss	(11,244)	(214)	(91,175)	(3,873)
Provision for income taxes	100	116	187	529
Net loss	$(11,344)	$(330)	$(91,362)	$(4,402)
Comprehensive loss
Net loss	(11,344)	(330)	(91,362)	(4,402)
Other comprehensive income (loss)	(41)	15	(27)	(99)
Comprehensive loss	$(11,385)	$(315)	$(91,389)	$(4,501)
Net loss per share—basic and diluted	$(0.12)	$—	$(1.20)	$(0.07)
Weighted average shares outstanding—basic and diluted	91,444	66,637	76,122	66,637
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited) (In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2019	1	$—	$58,619	$(218)	$(20,183)	$38,218
Retroactive application of reverse recapitalization	66,636	7	(7)			—
Balance at December 31, 2019, as converted	66,637	$7	$58,612	$(218)	$(20,183)	$38,218
Foreign currency translation adjustment				(105)		(105)
Stock-based compensation			157			157
Net loss					(553)	(553)
Balance at March 31, 2020	66,637	$7	$58,769	$(323)	$(20,736)	$37,717
Foreign currency translation adjustment				(9)		(9)
Stock-based compensation			156			156
Net loss					(3,519)	(3,519)
Balance at June 30, 2020	66,637	$7	$58,925	$(332)	$(24,255)	$34,345
Foreign currency translation adjustment				15		15
Stock-based compensation			157			157
Net loss					(330)	(330)
Balance at September 30, 2020	66,637	$7	$59,082	$(317)	$(24,585)	$34,187

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2020	1	$—	$59,175	$(206)	$(24,828)	$34,141
Retroactive application of reverse recapitalization	66,636	7	(7)			—
Balance at December 31, 2020, as converted	66,637	$7	$59,168	$(206)	$(24,828)	$34,141
Foreign currency translation adjustment				39		39
Stock-based compensation			139			139
Net loss					(4,175)	(4,175)
Balance at March 31, 2021	66,637	$7	$59,307	$(167)	$(29,003)	$30,144
Merger and PIPE financing	20,448	2	190,397			190,399
Foreign currency translation adjustment				(25)		(25)
Stock-based compensation			139			139
Net loss					(75,843)	(75,843)
Balance at June 30, 2021	87,085	$9	$249,843	$(192)	$(104,846)	$144,814
Equity incentive bonus	3,462	—	(2)			(2)
Foreign currency translation adjustment				(41)		(41)
Stock-based compensation			1,180			1,180
Net loss					(11,344)	(11,344)
Balance at September 30, 2021	90,547	$9	$251,021	$(233)	$(116,190)	$134,607
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	For the nine months ended September 30,
	2021	2020
Operating activities:
Net loss	$(91,362)	$(4,402)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,475	1,377
Amortization of identified intangible assets	3,358	3,142
Amortization of deferred loan origination costs	102	107
Amortization of deferred sales commissions	1,368	887
Non-cash lease expense	1,207	898
Stock compensation expense	1,458	470
Equity incentive bonus	32,863	—
Bad debt expense	110	624
Loss on disposition of asset	—	10
Deferred income tax benefit	(272)	(382)
Change in the fair value of the warrant liability	(675)	—
Offering cost associated with Warrants recorded as liabilities	41	—
Changes in assets and liabilities
Accounts receivable	(2,648)	1,892
Other assets	(2,514)	(405)
Deferred sales commissions	(5,347)	(1,985)
Accounts payable	1,725	460
Accrued expenses	1,225	1,696
Deferred revenue	(54)	145
Operating lease liabilities	(1,202)	(904)
Other long-term liabilities	(2)	(5)
Net cash provided by (used in) operating activities	(59,144)	3,625
Investing activities:
Purchases of property and equipment	(1,210)	(434)
Acquisition of businesses, net of cash acquired	—	(20)
Asset acquisition	1,326	—
Net cash provided by (used in) investing activities	116	(454)
Financing activities:
Proceeds from Merger and PIPE financing, net of cash paid	157,383	—
Repayment on loan payable	(1,676)	(864)
Repayment of drawdown on line of credit	(4,672)	4,672
Debt issuance costs	(153)	—
Payment of contingent consideration liability	(5,969)	—
Repayments on finance lease obligations	(331)	(582)
Net cash provided by financing activities	144,582	3,226
Effect of foreign currency translation	(40)	(102)
Net increase in cash, cash equivalents and restricted cash	85,514	6,295
Cash, cash equivalents, and restricted cash beginning of period	19,566	16,513
Cash, cash equivalents, and restricted cash end of period	$105,080	$22,808

	For the nine months ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Interest paid	$2,828	$2,836
Income taxes paid	237	181
Supplemental schedule of noncash investing activities:
Additional right-of-use assets	$3,246	$997

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets (dollars in thousands):

	As of September 30,
	2021	2020
Cash and cash equivalents	$104,980	$21,348
Restricted cash, current	—	1,360
Restricted cash, net of current	100	100
Total cash, cash equivalents and restricted cash	$105,080	$22,808
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
1.    Organization
LiveVox Holdings, Inc. (formerly known as Crescent Acquisition Corp (“Crescent”)), and its subsidiaries (collectively, the “Company,” “LiveVox,” “we,” “us” or “our”) is engaged in the business of developing and marketing a cloud-hosted Contact Center as a Service (“CCaaS”) customer engagement platform that leverages microservice technology to rapidly innovate and scale digital engagement functionality that also incorporates the capabilities of fully integrated omnichannel customer connectivity, multichannel enabled Customer Relationship Management and Workforce Optimization applications. LiveVox’s customers are located primarily in the United States. LiveVox’s services are used to initiate and manage customer contact campaigns primarily for companies in the accounts receivable management, tele-sales and customer care industries.
On June 18, 2021, (the “Closing Date” or “Closing”) Crescent, a Delaware corporation, consummated the previously announced business combination pursuant to an Agreement and Plan of Merger, dated January 13, 2021 (the “Merger Agreement”), by and among Crescent, Function Acquisition I Corp, a Delaware corporation and direct, wholly owned subsidiary of Crescent (“First Merger Sub”), Function Acquisition II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Crescent (“Second Merger Sub”), LiveVox Holdings, Inc., a Delaware corporation (“Old LiveVox”), and GGC Services Holdco, Inc., a Delaware corporation, solely in its capacity as the representative, agent and attorney-in-fact (in such capacity, the “Stockholder Representative”) of LiveVox TopCo, LLC (“LiveVox TopCo”), a Delaware limited liability company and the sole stockholder of Old LiveVox as of immediately prior to Closing (the “LiveVox Stockholder”). Pursuant to the Merger Agreement, a business combination between Crescent and Old LiveVox was effected through (a) the merger of First Merger Sub with and into Old LiveVox, with Old LiveVox continuing as the surviving corporation (the “First Merger”) and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Old LiveVox with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity (the “Second Merger”, and collectively with the other transactions described in the Merger Agreement, the “Merger”). On the Closing Date, Crescent changed its name to “LiveVox Holdings, Inc.” and Second Merger Sub, as the surviving entity of the Second Merger, changed its name to “LiveVox Intermediate LLC”. See Note 3 for further discussion of the Merger.
On June 22, 2021, the Company’s ticker symbols on The Nasdaq Stock Market LLC (“Nasdaq”) for its Class A common stock, warrants to purchase Class A common stock and public units were changed to “LVOX”, “LVOXW” and “LVOXU”, respectively.
LiveVox, Inc. was a direct, wholly owned subsidiary of Old LiveVox prior to the Merger and is a wholly owned subsidiary of the Company after the Merger. LiveVox, Inc. was first incorporated in Delaware in 1998 under the name “Tools for Health” and in 2005 changed its name to “LiveVox, Inc.” On March 21, 2014, LiveVox, Inc. and its subsidiaries were acquired by Old LiveVox. The principal United States operations of the Company are located in San Francisco, California; New York City, New York; Columbus, Ohio and Atlanta, Georgia. The Company has four main operating subsidiaries: LiveVox Colombia SAS which is wholly owned with an office located in Medellin, Colombia, LiveVox Solutions Private Limited with an office located in Bangalore, India, Speech IQ, LLC located in Columbus, Ohio, and Engage Holdings, LLC (d/b/a “BusinessPhone.com”) located in Columbus, Ohio. Additionally, the Company has a wholly owned subsidiary, LiveVox International, Inc., that is incorporated in Delaware. The Company and LiveVox International, Inc. own 99.99% and 0.01%, respectively, of LiveVox Solutions Private Limited.

2.    Summary of Significant Accounting Policies

a)    Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations or if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2020 included in Crescent’s Definitive Proxy Statement (the “Proxy”) on Schedule 14A filed with the SEC on May 14, 2021. The information as of December 31, 2020 included in the consolidated balance sheets was derived from those audited consolidated financial statements.
As a result of the Merger completed on June 18, 2021, prior period share and per share amounts presented in the accompanying consolidated financial statements and these related notes have been retroactively converted as shares reflecting the exchange ratio established in the Merger Agreement.
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation. Results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full annual periods.
b)    Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial position and results of operations, requiring adjustment to these balances in future periods. Significant items subject to such estimates and assumptions include, but are not limited to, the determination of the useful lives of long-lived assets, allowances for doubtful accounts, fair value of goodwill and long-lived assets, fair value of incentive awards, fair value of Warrants, establishing standalone selling price, valuation of deferred tax assets, income tax uncertainties and other contingencies, including the Company’s ability to exercise its right to repurchase incentive options from terminated employees.
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
d)    Foreign Currency Translation
The financial position and results of the Company’s international subsidiaries are measured using the local currency as the functional currency. Revenue and expenses have been translated into U.S. dollars at average exchange rates prevailing during the periods. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity (accumulated other comprehensive loss), unless there is a sale or complete liquidation of the underlying foreign investments, or the adjustment is inconsequential.
e)    Fair Value of Financial Instruments
Fair value is defined as the price that would be received from the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. The Company utilizes a fair value hierarchy to classify fair value amounts of the Company’s assets and liabilities recognized or disclosed in the Company’s consolidated financial statements based on the lowest level

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
of input that is significant to the fair value measurement. The levels of the hierarchy are described below:
•Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2—Includes other inputs that are directly or indirectly observable in the marketplace.
•Level 3—Unobservable inputs that are supported by little or no market activity.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. The Company recognizes transfers into and out of the levels as of the end of each reporting period. Refer to Note 20 for additional information regarding the fair value measurements.
f)    Liquidity and Capital Resources
LiveVox’s consolidated financial statements have been prepared assuming the Company will continue as a going concern for 12 months from the date of issuance of the consolidated financial statements, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Historically, the Company’s main sources of liquidity were cash generated by operating cash flows and debt. As of September 30, 2021, the Company’s cash and cash equivalents also include net cash proceeds of $157.4 million from the Merger and the related PIPE, net of transaction costs, which are available for general corporate purposes. For the nine months ended September 30, 2021 and 2020, the Company’s cash flow from operations was $(59.1) million and $3.6 million, respectively. The Company had restricted cash of $0.1 million as of September 30, 2021 related to the holdback amount for one acquisition the Company made in 2019, and $1.5 million in restricted cash as of December 31, 2020 related to the holdback amount for the two acquisitions the Company made in 2019, included in the change in cash. The Company’s primary use of cash is for operating and administrative activities including employee-related expenses, and general, operating and overhead expenses. Future capital requirements will depend on many factors, including the Company’s customer growth rate, customer retention, timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of the Company’s services, effective integration of acquisition activities, and maintaining the Company’s bank credit facility. On March 17, 2020, as a precautionary measure to ensure financial flexibility and maintain liquidity in response to the COVID-19 pandemic, LiveVox drew down approximately $4.7 million under the revolving portion of the Credit Facility (as defined below), which was repaid in full by the Company in connection with the Merger. Additionally, the duration and extent of the impact from the COVID-19 pandemic continues to depend on future developments that cannot be accurately predicted at this time, such as the ongoing severity and transmission rate of the virus, the extent and effectiveness of vaccine programs and other containment actions, the duration of social distancing measures, office closure and other restrictions on businesses and society at large, supply chain constraints, inflationary pressures and the specific impact of these and other factors on LiveVox’s business, employees, customers and partners. While the COVID-19 pandemic has caused operational difficulties, and may continue to create challenges for the Company’s performance, it has not, thus far, had a substantial net impact on the Company’s liquidity position.
The Company believes it has sufficient financial resources for at least the next 12 months from the date of these consolidated financial statements.
g)    Debt Discount and Issuance Costs

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
The Company’s debt issuance costs and debt discount are recorded as a direct reduction of the carrying amount of the debt liability and are amortized to interest expense over the contractual term of the term loan.
h)    Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company limits its credit risk associated with the cash and cash equivalents by placing investments with banks it believes are highly credit worthy. The Company has exposure to credit risk to the extent cash balances exceed amounts covered by Federal deposit insurance. At September 30, 2021 and December 31, 2020, the Company had no cash equivalents. Cash consists of bank deposits. Restricted cash consists entirely of amounts held back from stockholders of the Company’s acquired businesses for indemnification of outstanding liabilities. Such amounts are retained temporarily for a period of 13.5 months and then remitted to the applicable stockholders, net of fees paid for indemnification of liabilities. Since restricted cash amounts represent funds held for others, there is also a corresponding liability account. As of September 30, 2021, the Company has identified $0.1 million as restricted cash as management’s intention is to use this cash for the specific purpose of fulfilling the obligations associated with the holdback amount from recent acquisitions. As of December 31, 2020, the Company had $1.5 million in restricted cash.
i)    Accounts Receivable
Trade accounts receivable are stated net of any write-offs and the allowance for doubtful accounts, at the amount the Company expects to collect. The Company performs ongoing credit evaluations of its customers and generally does not require collateral unless a customer has previously defaulted. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: aging of the account receivable, customer creditworthiness, past transaction history with the customer, current economic and industry trends, and changes in customer payment trends. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. At September 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $1.3 million for both periods. Accounts receivable are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Recoveries of accounts receivable previously written off are recorded as income when received. The accounts receivable recoveries during the three and nine months ended September 30, 2021 and 2020 were immaterial. The bad debt expense recorded was $0.1 million for both the three and nine months ended September 30, 2021. The Company recorded a bad debt expense true-up adjustment of $(0.4) million for the three months ended September 30, 2020, and recorded bad debt expense in the amount of $0.6 million for nine months ended September 30, 2020. The accounts receivable written off for the three and nine months ended September 30, 2021 was $0.1 million for both periods, and for the three and nine months ended September 30, 2020 was $0.1 million and $0.3 million, respectively.
j)    Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs, including planned major maintenance activities, are charged to expense as incurred. When assets are retired or disposed, the asset’s original cost and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in the consolidated statements of operations and comprehensive loss. Amortization expense on capitalized software is included in depreciation expense. Depreciation of leasehold improvements is recorded over the shorter of the estimated useful life of the leasehold improvement or lease terms that are reasonably assured.

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
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
l)    Goodwill
Goodwill represents the excess of the purchase price of acquired business over the fair value of the underlying net tangible and intangible assets. Through the year ended December 31, 2019, the Company performed its annual impairment review of goodwill on December 31, and when a triggering event occurs between annual impairment tests. In anticipation of the reporting requirements in connection with being a public company, the Company changed the date of its annual goodwill impairment test to October 1, effective for the year 2020.
During the nine months ended September 30, 2021 and 2020, no triggering events occurred that would require an impairment review of goodwill outside of the required annual impairment review. Refer to Note 7 for more information.
In testing for goodwill impairment, the Company first assesses qualitative factors. If based on the qualitative assessment, it is determined that it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount, including goodwill, then the Company will perform the quantitative impairment test in accordance with Accounting Standards Codification (“ASC”) 350-20-35, as amended by Accounting Standards Update (“ASU”) 2017-04, to determine if the fair value of the reporting unit exceeds its carrying amount. If the fair value is determined to be less than the carrying value, an impairment charge is recorded for the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. No impairment charges were recorded during the three and nine months ended September 30, 2021 and 2020.
m)    Impairment of Long-Lived Assets

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value. No impairment loss was recognized during the three and nine months ended September 30, 2021 and 2020.
n)    Amounts Due to Related Parties
In the ordinary course of business, the Company has and expects to continue to have transactions with its stockholders and affiliates. Refer to Note 12 for more information.
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
During three and nine months ended September 30, 2021, substantially all the Company’s revenue was generated in the United States. For the three and nine months ended September 30, 2021 and 2020, the Company did not have any customers that individually represented 10% or more of the Company’s total revenue or whose accounts receivable balance at September 30, 2021 and December 31, 2020 individually represented 10% or more of the Company’s total accounts receivable.
Supplier Concentration
The Company relies on third parties for telecommunication, bandwidth, and co-location services that are included in cost of revenue.
As of September 30, 2021, two vendors accounted for approximately 43% of the Company’s total accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at September 30, 2021. At December 31, 2020, two vendors accounted for approximately 55% of the Company’s accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at December 31, 2020. The Company believes there could be a material impact on future operating results should a relationship with an existing supplier cease.
p)    Revenue Recognition
The Company recognizes revenue in accordance with U.S. GAAP, pursuant to ASC 606, Revenue from Contracts with Customers.
The Company derives substantially all of its revenue by providing cloud-based contact center voice products under a usage-based model, with prices calculated on a per-call, per-seat, or, more typically, a per-minute basis and contracted minimum usage in accordance with the terms of the underlying agreements. Other immaterial ancillary revenue is derived from call recording, local caller identification packages, performance/speech analytics, text messaging services and professional services billed monthly on primarily usage-based fees and, to a lesser extent, fixed fees. Revenue is recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services excluding amounts collected on behalf of third parties such as sales taxes, which are collected on behalf of and remitted to governmental authorities based on local tax law.

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
The Company determines revenue recognition through the following steps:
a.Identification of the contract, or contracts, with a customer;
b.Identification of the performance obligations in the contract;
c.Determination of the transaction price;
d.Allocation of the transaction price to the performance obligations in the contract; and
e.Recognition of revenue when, or as, the performance obligations are satisfied.
The Company enters into contracts that can include various combinations of services, each of which are distinct and accounted for as separate performance obligations. The Company’s cloud-based contact center solutions typically include a promise to provide continuous access to its hosted technology platform solutions through one of its data centers. Arrangements with customers do not provide the customer with the right to take possession of the Company’s software platform at any time. LiveVox’s performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits and the Company performs its services. The Company’s contracts typically range from one to three year agreements with payment terms of net 10-60 days. As the services provided by the Company are generally billed monthly there is not a significant financing component in the Company’s arrangements.
The Company’s arrangements typically include monthly minimum usage commitments and specify the rate at which the customer must pay for actual usage above the monthly minimum. Additional usage in excess of contractual minimum commitments is deemed to be specific to the month that the usage occurs, since the minimum usage commitments reset at the beginning of each month. The Company has determined these arrangements meet the variable consideration allocation exception and therefore, it recognizes contractual monthly commitments and any overages as revenue in the month they are earned.
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
For contracts with multiple performance obligations, the Company allocates the contract price to each performance obligation based on its relative standalone selling price (“SSP”). The Company generally determines SSP based on the prices charged to customers. In instances where SSP is not directly observable, such as when the Company does not sell the service separately, the SSP is determined using information that generally includes market conditions or other observable inputs.
Professional services for configuration, system integration, optimization or education are billed on a fixed-price or time and material basis and are performed by the Company directly or, alternatively, customers may also choose to perform these services themselves or engage their own third-party service providers. Professional services revenue, which represents less than 2% of revenue, is recognized over time as the services are rendered.
Deferred revenue represents billings or payments received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual or multi-year minimum usage agreements not yet provided as of the balance sheet date. Deferred revenue that will be

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
recognized during the succeeding twelve-month period is recorded as deferred revenue, current in the consolidated balance sheets, with the remainder recorded as deferred revenue, net of current in the Company’s consolidated balance sheets.
q)    Costs to Obtain Customer Contracts (Deferred Sales Commissions)
Sales commissions are paid for initial contracts and expansions of existing customer contracts. Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which the Company has estimated to be five years. The Company determined the period of benefit by taking into consideration the length of the Company’s customer contracts, the customer attrition rate, the life of the technology provided and other factors. Amortization expense is recorded in sales and marketing expense within the Company’s consolidated statements of operations and comprehensive loss. Amortization expense for the three months ended September 30, 2021 and 2020 was $0.5 million and $0.3 million, respectively, and for the nine months ended September 30, 2021 and 2020 was approximately $1.4 million and $0.9 million, respectively. No impairment loss was recognized during the three and nine months ended September 30, 2021 and 2020.
r)    Advertising
The Company expenses non-direct response advertising costs as they are incurred. There were no advertising costs capitalized during the three and nine months ended September 30, 2021 and 2020. Advertising expense for the three months ended September 30, 2021 and 2020 was $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2021 and 2020, advertising expense was approximately $0.4 million for both periods. Advertising expense is included under sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss.
s)    Research and Development Costs
Research and development costs not related to the development of internal use software are charged to operations as incurred. Research and development expenses primarily include payroll and employee benefits, consulting services, travel, and software and support costs.
t)    Software Development Costs
The Company capitalizes costs of materials, consultants, payroll, and payroll-related costs of employees incurred in developing internal-use software after certain capitalization criteria are met and includes these costs in the computer software. Refer to Note 6 for additional information. Software development costs are expensed as incurred until preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. To date, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations and comprehensive loss. There were no capitalized software development costs related to internal-use software during the three and nine months ended September 30, 2021 and 2020.
u)    Income Taxes
Deferred Taxes
The Company accounts for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences arising from the temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
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
Uncertain Tax Positions
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained in a court of last resort. The Company does not believe its consolidated financial statements include any uncertain tax positions. It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefit as a component of income tax expense.
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
v)    Employee and Non-Employee Incentive Plans
Value Creation Incentive Plan and Option-Based Incentive Plan
During 2014, the Company established two bonus incentive plans, the Value Creation Incentive Plan (“VCIP”) and the Option-Based Incentive Plan (“OBIP”), pursuant to which eligible participants receive a predetermined award based on the Company’s equity value at the time of a liquidity event, which includes a transaction where the Company merges with a special purpose acquisition company (“SPAC”). The VCIP was structured as a percentage of shareholder returns following a liquidity event for which 15% was allocated for distribution and the Company has granted 9.3% as of September 30, 2021, of which 9.3% fully vested following the Merger. As of December 31, 2020, the Company has granted 9.3%, of which 5.7% have met the time-based vesting condition. The OBIP had 2.0 million potential award units and the Company has granted 1.8 million award units as of September 30, 2021, of which 1.8 million fully vested following the Merger. As of December 31, 2020, the Company has granted 1.8 million award units of which 1.5 million have met the time-based vesting condition. Awards under the VCIP and OBIP generally time vest over five years and performance vest upon certain liquidity event conditions, subject to continued service through the vesting dates. The Company also has an option to repurchase both awards at an amount deemed to be fair value for which the time-based vesting period has been completed, contingent on the employee’s termination of service. Because vesting and payment under the VCIP and OBIP was contingent upon a liquidity event, the Company did not record compensation expense until a liquidity event occurred or unless and until they are repurchased, in which case the Company will record compensation expense equal to the vested or repurchase amount.
During 2020, the Company repurchased in cash a portion of time-based vested OBIPs and VCIPs from terminated employees at an amount deemed to be fair value. These transactions were $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, and were recorded as compensation expense within the Company’s consolidated financial statements within cost of revenue and operating expenses. As of December 31, 2020, the total value of the incentive plans was

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
$21.2 million, of which $13.7 million had met the time-based vesting condition. The liability accrued for the two plans was $0.3 million as of December 31, 2020 for the awards deemed probable of repurchase.
As discussed in Note 1, on June 18, 2021, the Company consummated the previously announced Merger between Old LiveVox and Crescent, as a result of which all outstanding VCIP and OBIP awards became fully vested. The VCIP and OBIP awards were paid to the plan participants in a combination of cash and equity. As of September 30, 2021, the total value of the incentive plans was $68.7 million, of which $68.7 million are fully vested. The cash portion of the awards amounting to $0.2 million was recorded to accrued liability for unpaid cash awards, and the stock portion of the awards amounting to $1.1 million was recorded to additional paid-in capital for undelivered equity shares. The Company has recorded this event as compensation expense within cost of revenue and operating expenses in the consolidated statements of operations and comprehensive loss. The Company recorded a compensation expense true-up adjustment of $(0.1) million for the three months ended September 30, 2021, and recorded compensation expense in the amount of $68.4 million for the nine months ended September 30, 2021, .
Management Incentive Units
During 2019, LiveVox TopCo established a Management Incentive Unit program whereby the LiveVox TopCo board of directors has the power and discretion to approve the issuance of Class B Units that represent management incentive units (“Management Incentive Units”, “MIUs” or “Units”) to any manager, director, employee, officer or consultant of the Company or its subsidiaries. Vesting begins on the date of issuance, and the MIUs vest ratably over five years with 20% of the MIUs vesting on each anniversary of a specified vesting commencement date, subject to the grantee’s continued employment with the Company on the applicable vesting date. Vesting of the MIUs will accelerate upon consummation of a “sale of the company”, which is defined by the LiveVox TopCo limited liability company agreement as (i) the sale or transfer of all or substantially all of the assets of LiveVox TopCo on a consolidated basis or (ii) any direct or indirect sale or transfer of a majority of interests in LiveVox TopCo and its subsidiaries on a consolidated basis, as a result of any party other than certain affiliates of Golden Gate Capital obtaining voting power to elect the majority of LiveVox TopCo’s governing body. Since the Merger does not meet the limited liability company agreement’s definition of a sale, it did not cause acceleration in vesting of the unvested Units and the Units will continue to vest based on the service condition.
If a MIU holder terminates employment, any vested MIUs as of the termination date will be subject to a repurchase option held by LiveVox TopCo or funds affiliated with Golden Gate Capital. The option to repurchase can be exercised for one year beginning on the later of (a) the MIU holder’s termination date and (b) the 181st day following the initial acquisition of the MIUs by the MIU holder. The repurchased MIUs will be valued at fair market value as of the date that is 30 days prior to the date of the repurchase. However, if the fair market value is less than or equal to the participation threshold of the vested MIUs, the MIUs may be repurchased for no consideration.
On December 19, 2019, 3,518,096 Class B Units were issued to 12 recipients. The Company records compensation expense for the issued and outstanding Units based on the service condition reduced for actual forfeited Units. The Company elects to recognize compensation expense on a straight-line basis over the requisite service period of five years. Stock-based compensation for MIUs is measured based on the grant date fair value of the award estimated by using a Monte Carlo simulation. Monte Carlo simulation is a widely accepted approach for financial instruments with path dependencies. See Note 15 for further detail about compensation expenses related to MIUs.
2021 Equity Incentive Plan
On June 16, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective upon the closing of the Merger on June 18, 2021. The initial number of shares reserved for issuance under the 2021 Plan is 9,770,000. The number of shares of

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
Company common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year during the term of the 2021 Plan, beginning on January 1, 2022, by 5% of the total number of shares of Company common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the board of directors. The Company grants Restricted Stock Units (“RSUs”) and Performance-based Restricted Stock Units (“PSUs”) awards to directors, executive officers, other employees, and consultants of the Company.
Awards settled in shares of Class A common stock are classified as equity, and awards settled in cash are classified as liabilities. The liability versus equity treatment will be reassessed on a quarterly basis for any changes that have occurred during the period that may result in a reclassification. Equity-classified awards are generally recognized as compensation expense over an employee’s requisite service period or a nonemployee’s vesting period on the basis of the grant-date fair value. Liability-classified awards are initially based on the grant-date fair value and subsequently remeasured at each reporting date to the then-current fair value. Ultimately, the total compensation expense recognized at the end of the vesting period equals the amount of cash paid to settle an award.
RSUs are subject only to service conditions and typically vest over an employee’s requisite service period ranging from three to six years based on the employee’s role in the Company or a nonemployee’s vesting period of four years. The Company elects to recognize compensation expense of RSUs subject to graded service vesting on a straight-line basis over the vesting period for the entire award. The choice of straight-line method is applied to both equity-classified and liability-classified RSUs subject to graded service vesting. The Company recognizes compensation expense of RSUs subject to cliff service vesting on a straight-line basis over the entire vesting period. If the compensation expense calculated by an application of the straight-line method as of any date is less than the portion of the grant-date fair value that is vested at that date, it is adjusted for the difference between two amounts. Compensation expense of RSUs issued to nonemployees is recognized as the goods are received or services are performed. The fair value of the RSUs is estimated by using the closing price of the Company’s Class A common stock on the Nasdaq on the measurement date.
PSUs are granted to certain key employees and vest either based on the achievement of predetermined market conditions (e.g., upon the Company’s volume-weighted average share price during the specified period achieving a specified level), or based on both service and market conditions. The Company records compensation expense for the issued and outstanding PSUs over an employee’s requisite service period, which is the longer of time-vesting period of four to six years or the derived service period inferred from the valuation model. The Company recognizes compensation expense of PSUs subject to graded market vesting from the service inception date to the vesting date for each tranche separately, as if the award was in substance multiple awards (i.e., the accelerated attribution method). Compensation expense of equity-classified PSUs is recognized regardless of whether the market condition is satisfied. Compensation expense of liability-classified PSUs until settlement is based on the change in fair value pro-rated for the portion of the requisite service period rendered. The total compensation expense recognized at the end of the requisite service period equals the amount of cash paid to settle an award if the market condition is met. However, if the market condition is not satisfied, the fair value on the settlement date will be zero; therefore, on a cumulative basis, the award has not been earned and no compensation expense would be recognized. The fair value of the PSUs at each measurement date is estimated by using a Monte Carlo simulation.
In general, if the grantee incurs a termination of continuous service for any reason, any unvested awards will be forfeited without consideration by the grantee. The Company elects to account for forfeitures as they occur, rather than making estimates of future forfeitures. Outstanding RSU and PSU awards have dividend equivalent rights that entitle holders of such outstanding awards to the same dividend value per share as holders of Class A common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested awards. Dividend equivalent rights are accumulated and paid in additional shares when the underlying shares vest.
See Note 15 for further detail about compensation expenses related to RSUs and PSUs under the 2021 Plan.

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
w)    Acquisitions
The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.
x)    Public and Forward Purchase Warrants
Prior to the Merger, Crescent issued 7,000,000 private placement warrants (“Private Warrants”) and 12,500,000 public warrants (“Public Warrants”) at close of Crescent’s initial public offering (“IPO”) on March 7, 2019. As an incentive for LiveVox to enter into the Merger Agreement, pursuant to the Sponsor Support Agreement dated January 13, 2021, Crescent’s sponsor agreed to the cancellation of all of the Private Warrants prior to the Closing Date.
833,333 Forward Purchase Warrants (“Forward Purchase Warrants”) were issued pursuant to the Forward Purchase Agreement dated January 13, 2021 between Crescent and Old LiveVox. The 12,500,000 Public Warrants and the 833,333 Forward Purchase Warrants (collectively “Warrants”) remain outstanding after the Merger. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments. The Warrants are exercisable at any time prior to June 18, 2026.
The Forward Purchase Warrants and the shares of Class A common stock issuable upon the exercise of the Forward Purchase Warrants are transferable, assignable or salable after June 18, 2021, subject to certain limited exceptions. Additionally, the Forward Purchase Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Forward Purchase Warrants are held by someone other than the initial purchasers or their permitted transferees, the Forward Purchase Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrant. See Note 13 for further information on stock warrants.
Upon consummation of the Merger, the Company concluded that (a) the Public Warrants meet the derivative scope exception for contracts in the Company’s own stock and are recorded in stockholders’ equity and (b) the Forward Purchase Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Forward Purchase Warrants contain provisions that cause the settlement amounts to be dependent upon the characteristics of the holder of the warrant which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Forward Purchase Warrants are not considered indexed to the Company’s stock and should be classified as a liability. Since the Forward Purchase Warrants meet the definition of a derivative, the Company recorded the Forward Purchase Warrants as liabilities on the consolidated balance sheets at fair value upon the Merger, with subsequent changes in the fair value recognized in the consolidated statements of operations and comprehensive loss at each reporting date. The fair value of the Forward Purchase Warrants was measured using the Black-Scholes option-pricing model at each measurement date.
On June 18, 2021, the Company recorded a liability related to the Forward Purchase Warrants of $2.0 million, with an offsetting entry to additional paid-in capital. On September 30, 2021, the fair value of the Forward Purchase Warrants decreased to $1.3 million, which amount is included in warrant liability within the consolidated balance sheets, with the gain on fair value change recorded in change in the fair value of warrant liability within the consolidated statements of operations and comprehensive loss. See Note 20 for further information on fair value.
y)    Recently Adopted Accounting Pronouncements

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
ASU 2018-15—Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40)
In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the guidance is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. The Company adopted ASU 2018-15 on January 1, 2021 and it did not have a material impact on the Company’s consolidated financial position, operating results or cash flows.
SEC Final Rule Release 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses (Release No. 33-10786)
In May 2020, the SEC issued Final Rule Release 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses ("Release No. 33-10786"), which amends the disclosure requirements applicable to acquisitions and dispositions of businesses to improve the financial information provided to investors, facilitate more timely access to capital, and reduce the complexity and costs to prepare disclosure. Release No. 33-10786, among other things, (i) amends the tests used to determine significance and expands the use of proforma financial information; (ii) revises the proforma information requirements; (iii) reduces the maximum number of years for which financial statements under Regulation S-X are required to two years; (iv) permits abbreviated financial statements for certain acquisitions; (v) modifies the disclosure requirements relating to the aggregate effect of acquisitions for which financial statements are not required; and (vi) conforms the significance threshold and tests on both disposed and acquired businesses. Release No. 33-10786 became effective on January 1, 2021. Registrants are not required to comply with the new rules until the beginning of the registrant’s fiscal year beginning after December 31, 2020. Early adoption is permitted as long as all amendments are adopted in their entirety. The Company adopted all provisions of Release No. 33-10786 on January 1, 2021 and it did not have a material impact on the Company’s consolidated financial position, operating results or cash flows.
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

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
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
ASU No. 2019-12, Income Taxes (Topic 740)
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments and interim-period accounting for enacted changes in tax law. The guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the guidance is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company will adopt this standard effective January 1, 2022. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.
ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments and contracts on an entity’s own equity, including removing certain conditions for equity classification, and amending certain guidance on the computation of EPS for contracts on an entity’s own equity. The guidance is effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, the guidance is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years. The Company will adopt this standard effective January 1, 2024. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.
SEC Final Rule Release 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information (Release No. 33-10890)
In November 2020, the SEC issued Final Rule Release 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information ("Release No. 33-10890"), which amends certain sections of Regulation S-K to modernize, simplify, and enhance Management’s Discussion and Analysis (“MD&A”), eliminate the requirement to provide certain selected financial data and streamline supplementary financial information. Key changes include: (i) elimination of five years of Selected Financial Data; (ii) replacement of the current requirement for two years of quarterly tabular disclosure only when there are material retrospective changes; (iii) clarification of the objective of MD&A; (iv) enhancement and clarification of the disclosure requirements for liquidity and capital resources; (v) elimination of tabular disclosure of contractual obligations; (vi) integration of disclosure of off-balance sheet arrangements within the context of the MD&A; (vii) codification of prior SEC guidance on critical accounting estimates; and (viii) flexibility in comparison of the most recently completed quarter to either the corresponding quarter of the prior

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
year or to the immediately preceding quarter. Release No. 33-10890 became effective on February 10, 2021. Registrants are required to comply with the new rules beginning with the first fiscal year ending on or after August 9, 2021. Registrants may early adopt the amended rules at any time after the effective date (on an item-by-item basis), as long as they provide disclosure responsive to an amended item in its entirety. The Company is currently assessing the potential impacts the adoption of Release No. 33-10890 may have on its Annual Reports on Form 10-K and Quarterly Reports upon its adoption.

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
As a result of the Merger, the Company’s stockholders received shares of Class A common stock, with an aggregate value of $666.4 million, or $10.00 per share. Additionally, the Company received net cash proceeds of $157.4 million, of which $0.2 million cash awards are payable and 116,787 shares of Class A common stock are to be delivered under the VCIP and OBIP plans as of September 30, 2021. The following table reconciles the elements of the Merger to the consolidated statements of cash flows and the consolidated statements of stockholders’ equity for the nine months ended September 30, 2021 (dollars in thousands):

Recapitalization
Cash proceeds from Crescent
Crescent’s cash in trust account	$253,395
Crescent’s cash and cash equivalents	20
Less: redemptions	(155,372)
Cash proceeds from PIPE Investment (1)	75,000
Cash proceeds from Forward Purchase Agreement (2)	25,000
Less: Cash payments to escrow	(2,000)
Less: Cash payments to stockholder representative expense holdback	(100)
Less: Cash payments of Merger transaction costs	(38,560)
Net cash proceeds from Merger and PIPE financing	157,383
Merger transaction costs not impacting additional paid-in capital	2,308
Non-cash VCIP/OBIP stock bonus	32,637
Non-cash net assets assumed from Crescent	36
Non-cash offering cost associated with warrant liability (3)	41
Less: warrant liability	(2,008)
Net contribution from Merger and PIPE financing	$190,397
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

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

In connection with the Merger, the Company issued 74,962,092 shares of Class A common stock. Immediately following the Merger, there were 87,084,637 shares of the Company’s Class A common stock outstanding. The following table presents the number of shares of the Company’s common stock outstanding as of the Closing Date (in thousands):

Number of Shares

Class A common stock of Crescent, outstanding prior to Closing	24,988
Less: Redemption of Crescent Class A common stock	(15,321)
Class A common stock issued in PIPE Investment (1)	7,500
Class A common stock issued under Forward Purchase Agreement (2)	2,500
Shares of Crescent common stock prior to Closing	19,667
Class F common stock of Crescent converted into Class A common stock on a one-for-one basis (3)	6,250
Less: cancellation of Class F common stock of Crescent	(2,925)
Earn-Out Shares placed into an escrow account (4)	5,000
Recapitalization of Old LiveVox common stock into Class A common stock (5)	66,637
Shares of newly issued Class A common stock in connection with Closing	74,962
Shares of Class A common stock outstanding as of the Closing Date, including Escrowed Shares	94,629
Less: Escrowed Shares (6)	(7,544)
Total shares of Class A common stock outstanding as of the Closing Date, excluding Escrowed Shares	87,085
(1) See footnote (1) to the preceding table.
(2) See footnote (2) to the preceding table.
(3) Includes a total of 2,543,750 shares of converted Class A common stock held by the SPAC sponsor and certain independent directors (the “Lock-Up Shares”) immediately following the closing, which were placed in an escrow account to be subject to release only if the price of Class A common stock trading on the Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021 through June 18, 2028. No contingent consideration shares were issued or released during the nine months ended September 30, 2021.
(4) As additional consideration payable to the LiveVox Stockholder, the Company issued 5,000,000 shares of Class A common stock (the “Earn-Out Shares”) held in an escrow account to be released only if the price of Class A common stock trading on the Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021 through June 18, 2028. No contingent consideration shares were issued or released during the nine months ended September 30, 2021.
(5) The number of Old LiveVox shares was determined from 1,000 shares of Old LiveVox common stock outstanding immediately prior to the closing of the Merger converted at the exchange ratio of 66,637 established in the Merger.
(6) 2,543,750 Lock-Up Shares and 5,000,000 Earn-Out Shares (collectively, the “Escrowed Shares”) are accounted for as equity classified equity instruments, were included as merger consideration as part of the Reverse Recapitalization, and are recorded in additional paid-in capital. Any Escrowed Shares not released from escrow within the seven-year period beginning June 18, 2021 through June 18, 2028 will be forfeited and canceled for no consideration. The Escrowed Shares are treated as equity-linked instruments as opposed to shares outstanding, and as such are not included in shares outstanding on the Company’s consolidated balance sheets.

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
In connection with the Merger, the Company incurred direct and incremental costs of approximately $4.5 million, including $2.6 million during the nine months ended September 30, 2021, related to the equity issuance, consisting primarily of filing, registration, listing, legal, accounting and other professional fees, which were deducted from the Company’s additional paid-in capital as a reduction of cash proceeds rather than expensed as incurred. In addition, the Company incurred $2.0 million in costs, including $1.3 million during the nine months ended September 30, 2021, related to accounting, investor relations and other fees. Since these costs were not incremental or directly attributable to the Merger, they were expensed as incurred and recorded to operating expenses within the Company’s consolidated statements of operations and comprehensive loss. There were no transaction costs capitalized or expensed for the three months ended September 30, 2021.

4.    Acquisitions
BusinessPhone Asset Acquisition
On February 5, 2021 (the “Asset Acquisition Date”), the Company entered into a Unit Purchase Agreement (the “Acquisition Agreement”) with the shareholders of Engage Holdings, LLC (d/b/a “BusinessPhone.com”), a reseller of enterprise-grade Cloud Contact Center and Voice Over Internet Protocol (“VoIP”) telephony solutions, for the purchase of the entire share capital of BusinessPhone. The total consideration transferred is contingent upon the Company’s earnout revenue set forth in the Acquisition Agreement, up to a maximum cash consideration of $7.0 million that is due by September 2021. Before the acquisition, BusinessPhone had been owned by IQ Ventures, which sold SpeechIQ LLC to LiveVox on December 16, 2019. In connection with the acquisition of BusinessPhone, the $1.1 million holdback related to the acquisition of SpeechIQ LLC was released, net of holdback adjustments. The Company completed this acquisition primarily to obtain access to BusinessPhone’s knowledge and Unified Communications as a Service expertise.
In accordance with ASC 805, Business Combinations, the Company determined that substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, which was customer relationship. Accordingly, the acquired set of assets and activities did not meet the definition of a business. As a result, the Company accounted for the acquisition of BusinessPhone as an asset acquisition as opposed to a business combination and allocated the cost of the asset acquisition, including transaction costs, to identifiable assets acquired and liabilities assumed based on a relative fair value basis.
As of the Asset Acquisition Date, the total cost of the asset acquisition amounted to $7.0 million, of which $6.0 million of contingent consideration was not paid to BusinessPhone’s shareholders. The Company determined that the contingent consideration was not subject to derivative accounting. As a result, the Company allocated the excess fair value of the net assets acquired over the initial consideration transferred to the identifiable net assets (excluding non-qualifying assets) based on their relative fair values on the Asset Acquisition Date. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management using the income, market and cost approaches. The following tables present the total cost of the asset acquisition and the allocation to the assets acquired and liabilities assumed based upon their relative fair value at the Asset Acquisition Date (dollars in thousands):

Amount
Cost of the asset acquisition
Base purchase price	$750
Contingent consideration	5,969
Direct transaction costs	284
Total cost of the asset acquisition	$7,003

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

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

The identified intangible assets acquired as part of this asset acquisition were customer relationship and acquired workforce at their allocated cost of $5.6 million and $0.4 million, respectively, with their estimated useful lives of 10 years and 10 years, respectively. The intangible assets are amortized on a straight-line basis.
As of September 30, 2021, the final amount of consideration is determined to be $7.4 million which is based on the terms of the Acquisition Agreement. Since the contingency is resolved and the consideration is paid in full as of September 30, 2021, the amount of contingent consideration liability as of September 30, 2021 was reduced to zero. Since the measurement period is not applicable to an asset acquisition, there has been no adjustment to the cost basis of assets acquired and liabilities assumed.

5.    Revenue
Contract Balance
The following table provides information about accounts receivable, net, and contract liabilities from contracts with customers. The Company did not have any contract assets as of September 30, 2021 or December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable, net	$17,052	$13,817
Contract liabilities, current (deferred revenue)	1,074	1,140
Contract liabilities, non-current (deferred revenue)	249	237
Changes in the contract liabilities balances are as follows (dollars in thousands):

	September 30, 2021	December 31, 2020	$ Change
Contract liabilities (deferred revenue)	$1,323	$1,377	$(54)
The decrease in deferred revenue was due to billings in advance of performance obligations being satisfied, net of revenue recognized for services rendered during the period. Revenue of $0.1 million and $1.1 million

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
was recognized during the three and nine months ended September 30, 2021, respectively, which were included in the deferred revenue balance at the beginning of the period.
Remaining Performance Obligations
Remaining performance obligations represent the contracted minimum usage commitments and do not include an estimate of additional usage in excess of contractual minimum commitments. The Company’s contract terms typically range from one to three years. Revenue as of September 30, 2021 that has not yet been recognized was approximately $154.4 million, of which $77.7 million and $76.7 million are expected to be recognized as revenue within one year and beyond one year, respectively. The Company expects to recognize revenue on the remaining performance obligations over the next 69 months.
6.    Property and Equipment
Property and equipment consisted of the following at September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Computer software	$1,253	$1,226
Computer equipment	8,853	7,965
Furniture and fixtures	1,181	1,152
Leasehold improvements	1,347	1,064
Total	12,634	11,407
Less: accumulated depreciation and amortization	(9,348)	(7,902)
Property and equipment, net	$3,286	$3,505

Depreciation and amortization expense for property and equipment for the three months ended September 30, 2021 and 2020 totaled $0.5 million for both periods, and totaled $1.5 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization of computer software charged to operations for the nine months ended September 30, 2021 and 2020 was $0.1 million for both periods, and is included in depreciation expense. Amortization of computer software charged to operations for the three months ended September 30, 2021 and 2020 was immaterial for both periods.

7.    Goodwill and Identified Intangible Assets
Goodwill
Goodwill was recorded as a result of the acquisition of the Company in 2014 by funds affiliated with Golden Gate Capital and the acquisitions made by the Company in 2019 of Teckst Inc. and SpeechIQ LLC.
Subsequent to the annual impairment test completed during the fourth quarter of 2020, the Company believes there have been no significant events or circumstances negatively affecting the valuation of goodwill. For the three and nine months ended September 30, 2021 and 2020, there was no impairment to the carrying value of the Company’s goodwill.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2021 and the year ended 2020, are as follows (dollars in thousands):

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

	September 30, 2021	December 31, 2020
Balance, beginning of the year	$47,481	$47,461
Addition	—	20
Balance, end of period	$47,481	$47,481
Identified Intangible Assets
Intangible assets were acquired in connection with the acquisition of the Company in March 2014 by Golden Gate Capital, and the Company’s acquisition of Teckst Inc., SpeechIQ LLC and BusinessPhone in October 2019, December 2019, and February 2021, respectively.
Amortization expense related to the Company’s identified intangible assets was $1.1 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively, and $3.4 million and $3.1 million for the nine months ended September 30, 2021 and 2020, respectively. On the face of the consolidated statements of operations and comprehensive loss the amortization of technology-based intangible assets is included within cost of revenue, the amortization of marketing-based and customer-based intangible assets are included within sales and marketing expense, and the amortization of the acquired workforce is included within cost of revenue and research and development expense.
Identified intangible assets consisted of the following at September 30, 2021 (dollars in thousands):

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Remaining Life (In Years)
Marketing-based	$1,400	$(1,234)	$166	2.21
Technology-based	18,300	(15,224)	3,076	2.30
Customer-based	27,700	(9,987)	17,713	8.62
Workforce-based	380	(25)	355	9.35
	$47,780	$(26,470)	$21,310
Identified intangible assets consisted of the following at December 31, 2020 (dollars in thousands):

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Remaining Life (In Years)
Marketing-based	$1,400	$(1,144)	$256	2.59
Technology-based	18,300	(13,484)	4,816	2.56
Customer-based	22,100	(8,484)	13,616	9.05
	$41,800	$(23,112)	$18,688
Future amortization of identified intangible assets at September 30, 2021 is shown below (dollars in thousands):

As of September 30, 2021	Amount
Remaining 2021	$1,114
2022	3,479
2023	3,189
2024	2,328
2025	2,114
2026 and beyond	9,086
Total future identified intangible asset amortization	$21,310

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
8.    Accrued Expenses
Accrued expenses consisted of the following at September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Accrued bonuses	$3,915	$3,316
Accrued equity incentive bonuses	80	286
Accrued paid time-off	2,747	2,240
Accrued commissions	2,463	1,036
Other accrued expenses	3,744	4,789
Total accrued expenses	$12,949	$11,667

9.    Leases
The Company accounts for operating leases and finance leases in accordance with U.S. GAAP, pursuant to ASC 842, Leases.
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
The components of lease expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$523	$388	$1,539	$1,103
Finance lease cost:
Amortization of right-of-use assets	$114	$159	$343	$488
Interest on lease liabilities	3	13	15	48
Total finance lease cost	$117	$172	$358	$536
Supplemental cash flow information related to leases was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$1,537	$1,180
Financing cash used in finance leases	346	630
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,246	$997
Finance leases	—	—
Supplemental balance sheet information related to leases was as follows (dollars in thousands):

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

	September 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$5,897	$3,858
Operating lease liabilities:
Operating lease liabilities—current	$1,894	$1,353
Operating lease liabilities—less current portion	4,547	3,088
Total operating lease liabilities	$6,441	$4,441
Finance Leases
Property and equipment, gross	$2,182	$2,182
Less: accumulated depreciation and amortization	(1,503)	(1,159)
Property and equipment, net	$679	$1,023
Finance lease liabilities:
Finance lease liabilities—current	$80	$392
Finance lease liabilities—less current portion	18	38
Total finance lease liabilities	$98	$430
Weighted average remaining terms were as follows:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term
Operating Leases	3.77 years	3.64 years
Finance Leases	0.89 years	1.05 years
Weighted average discount rates were as follows:

	September 30, 2021	December 31, 2020
Weighted average discount rate
Operating Leases	8.1%	6.9%
Finance Leases	7.5%	7.6%
Maturities of lease liabilities were as follows (dollars in thousands):

As of September 30, 2021	Operating Leases	Finance Leases
Remaining 2021	$562	$62
2022	2,301	28
2023	1,880	12
2024	1,168	—
2025	997	—
2026 and beyond	429	—
Total lease payments	7,337	102
Less: imputed interest	(896)	(4)
Total	$6,441	$98
As of September 30, 2021, the Company did not have any operating leases that had not yet commenced.

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
10.    Borrowings Under Term Loan and Line of Credit
At September 30, 2021 and December 31, 2020, term loan borrowings were as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Total term loan obligations	$55,133	$56,044
Less: current portion of term loan	(561)	(1,440)
Long-term term loan obligations	$54,572	$54,604
On February 28, 2018, LiveVox entered into an amendment to its term loan and revolving credit facility with PNC Bank originally dated November 7, 2016 (as amended, the “Credit Facility”) to provide for a $45.0 million term loan, a $5.0 million line of credit and a $1.5 million letter of credit sub-facility.
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
On December 16, 2019, the Company amended the Credit Facility, increasing the term loan borrowing therein by $13.9 million to $57.6 million and amending certain terms and conditions. The amendment to the Credit Facility reset the minimum recurring revenue covenant and qualified cash amounts through December 31, 2021 and extended the quarterly measurement dates through September 30, 2023 and the maturity date to November 7, 2023. The amendment to the Credit Facility also reset the mandatory covenant commencement date of the Fixed Charge Coverage Ratio and Leverage Ratio (as defined in the Credit Facility) to March 31, 2022 and reset the applicable ratio amounts. Under the Credit Facility, principal on the term loan was to be repaid in quarterly installments of $0.3 million beginning on March 31, 2020 through December 31, 2020, $0.4 million on March 31, 2021 through December 31, 2021, and $0.7 million on each quarter thereafter.
On August 2, 2021, the Company further amended the Credit Facility, extending the maturity date to December 31, 2025. The amendment to the Credit Facility reset the minimum recurring revenue covenant amounts through December 31, 2025 and extended the quarterly measurement dates through September 30, 2025. The amendment to the Credit Facility also removed the mandatory covenant commencement date of the Fixed Charge Coverage Ratio and Leverage Ratio and the applicable ratio amounts. Under the Credit Facility, principal on the term loan is to be repaid in quarterly installments of $0.1 million beginning on September 30, 2021 through March 31, 2023, $0.3 million on June 30, 2023 through March 31, 2024, and $0.5 million on June 30, 2024 through March 31, 2025, and $0.7 million on each quarter thereafter. All other terms and conditions of the original Credit Facility remain in effect. Term loan repayments made by the Company totaled $0.1 million and $0.3 million during the three months ended September 30, 2021 and 2020, respectively, and $0.9 million for both the nine months ended September 30, 2021 and 2020.
LiveVox, Inc. will account for previously deferred original issue discount and loan fees in the amount of $0.3 million related to the original Credit Facility dated November 7, 2016, first amendment to the Credit Facility dated February 28, 2018, and third amendment to Credit Facility dated December 16, 2019, by amortizing and recording to interest expense over the remaining term of the amended credit agreement using the effective interest method. The additional original issue discount related to the seventh amendment to Credit Facility

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
dated August 2, 2021 in the amount of $0.2 million is being amortized as an adjustment of interest expense over the amended Credit Facility using the effective interest method. Third party loan fees totaling $0.1 million associated with the $13.9 million increase of the term loan related to the third amendment to Credit Facility are expensed upon close of the loan. Total unamortized loan costs associated with the term loan totaled $0.5 million and $0.4 million at September 30, 2021 and December 31, 2020, respectively and are recorded within term loan, net of current. The Company was in compliance with all debt covenants at September 30, 2021 and December 31, 2020 and was in compliance with all debt covenants as of the date of issuance of these consolidated financial statements. There was no unused borrowing capacity under the term loan portion of the Credit Facility at September 30, 2021 and December 31, 2020. On March 17, 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to COVID-19 pandemic, the Company drew down approximately $4.7 million under the revolving portion of the Credit Facility, which was repaid in full by the Company in connection with the Merger.
Aggregate principal maturities of the term loan as of September 30, 2021 was as follows (dollars in thousands):

As of September 30, 2021	Amount to Mature
Remaining 2021	$140
2022	561
2023	982
2024	1,753
2025	52,158
Total	$55,594
The net carrying amount of the liability component of the term loan was as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Principal	$55,594	$56,454
Unamortized issuance costs	(461)	(410)
Net carrying amount	$55,133	$56,044

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

12.    Related Party Transactions
Prior to the closing of the Merger, Old LiveVox paid quarterly management fees plus reimbursement of expenses incurred on behalf of Old LiveVox to funds affiliated with Golden Gate Capital, its majority shareholder pre-Merger. During the three and nine months ended September 30, 2021, management fees and expense reimbursements were immaterial for both periods. As of September 30, 2021, there was no unpaid balance. During the three and nine months ended September 30, 2020, management fees totaled $0.1 million

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
and $0.4 million, respectively, and expense reimbursements were immaterial for both periods. As of December 31, 2020, there was no unpaid balance.
The Company pays monthly board of director fees plus reimbursement of expenses incurred on behalf of the Company to members of the Company’s board of directors. During the three and nine months ended September 30, 2021, board of director fees totaled $0.2 million and $0.5 million, respectively, and there were no expense reimbursements during either period. As discussed in Note 2, in connection with the Merger, the VCIP awards granted to the board of directors were liquidated, which resulted in $0 and $4.3 million expenses related to the board of directors for the three and nine months ended September 30, 2021, respectively. The Company also granted RSUs to directors under the 2021 Plan. During the three and nine months ended September 30, 2021, compensation expense relating to the RSU awards to the board of directors totaled $0.1 million for both periods. As of September 30, 2021, the unpaid balance of board of director fees due to related parties was $0.1 million. During the three and nine months ended September 30, 2020, board of director fees totaled $0.1 million and $0.4 million, respectively, and there were no expense reimbursements during either period. There were no expenses relating to the VCIP awards or the RSU awards granted to the board of directors in the three and nine months ended September 30, 2020. As of December 31, 2020, there was no unpaid balance of board of director fees due to related parties.
There were no related party accounts receivable as of September 30, 2021 and December 31, 2020.

13.    Stock Warrants
Public and Forward Purchase Warrants
Immediately following the Merger, LiveVox assumed 833,333 Forward Purchase Warrants and 12,500,000 Public Warrants that had been previously issued by Crescent. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments. The Company may redeem the outstanding Public Warrants, in whole and not in part, upon a minimum of 30 days’ prior written notice of redemption (“Redemption Period”). For purposes of the redemption, “Redemption Price” shall mean the last reported sales price of the Company’s common stock for any twenty trading days within the thirty trading-day period ending on the third trading day prior to the date on which notice of the redemption is given.
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
The Forward Purchase Warrants are identical to the Public Warrants except that the Forward Purchase Warrants were not transferable, assignable or salable until 30 days after June 18, 2021, subject to certain limited exceptions. Additionally, the Forward Purchase Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Forward Purchase Warrants are held by someone other than the initial purchasers or their permitted transferees then such warrants will be redeemable by the Company and exercisable by the warrant holders on the same basis as the Public Warrants.
On July 16, 2021, the Company filed a Registration Statement on Form S-1 (as amended on July 22, 2021). This Registration Statement relates to the registration of an aggregate of up to 13,333,333 shares of Class A common stock issuable upon the exercise of the Warrants, and the registration of up to 833,333 Warrants to purchase Class A common stock. Such Registration Statement was declared effective by the SEC on August 2, 2021. As of September 30, 2021, there were 13,333,333 Warrants outstanding, and no Warrants have been exercised.

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
14.    Stockholders’ Equity
Common Stock
On June 22, 2021, the Company’s Class A common stock, publicly traded warrants and publicly traded units began trading on the Nasdaq under the ticker symbols “LVOX”, “LVOXW” and “LVOXU,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, the Company had 90,546,581 shares of Class A common stock issued and outstanding (98,090,331 shares of common stock, less 7,543,750 of which are held in escrow).
The cumulative translation adjustment and accumulated deficit is included in stockholders’ equity.
At September 30, 2021 and December 31, 2020, the cumulative translation adjustment totaled $0.2 million and $0.2 million, respectively. The Company’s accumulated deficit totaled $116.2 million and $24.8 million at September 30, 2021 and December 31, 2020, respectively. Prior to the Merger, Old LiveVox had 1,000 outstanding shares of common stock. Upon the Closing, holders of these outstanding common stock received shares of the Company’s Class A common stock in an amount determined by application of the exchange ratio, as discussed in Note 3. After converting the prior period share amounts retrospectively, 500,000,000 shares of common stock were authorized, and 66,637,092 shares were issued and outstanding as of December 31, 2020.
Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share. As of September 30, 2021, no shares of LiveVox preferred stock were issued and outstanding. As of December 31, 2020, no shares of preferred stock were authorized, issued and outstanding.

15.    Stock-Based Compensation
The following tables present the Company's stock-based compensation expense by award type and financial statement line for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Equity-classified awards:
MIUs	$139	$157	$417	$470
RSUs - employee	924	—	924	—
RSUs - nonemployee	3	—	3	—
PSUs - employee	114	—	114	—
Total equity-classified awards	1,180	157	1,458	470
Total stock-based compensation	$1,180	$157	$1,458	$470

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$154	$16	$182	$48
Research and development	417	32	474	95
Sales and marketing	255	32	312	95
General and administrative	354	77	490	232
Total stock-based compensation	$1,180	$157	$1,458	$470
As of September 30, 2021, unrecognized stock-based compensation expense related to nonvested awards by award type and their expected weighted-average recognition periods are summarized in the following table (dollars in thousands):

	Unrecognized Stock-based Compensation Expense	Weighted-average Recognition Period (1)
Equity-classified awards:
MIUs	$1,807	2.10 years
RSUs - employee	29,142	3.76 years
RSUs - nonemployee	95	3.72 years
PSUs - employee	10,314	10.67 years
Total equity-classified awards	41,358
Total unrecognized stock-based compensation	$41,358
(1) The weighted-average recognition period is calculated as the sum of the weighted remaining period to recognize expense for nonvested awards divided by the sum of the shares that are expected to vest for all awards that have not vested or expired by the end of the reporting period. For awards that the straight-line method is used for expense recognition, the remaining recognition period is the amount of time between the end of the reporting period and the end of the entire award. For awards that the accelerated attribution method is used for expense recognition, the remaining recognition period is the amount of time between the end of the reporting period and the end of each separately vesting portion of the award.
2021 Equity Incentive Plan
The Compensation Committee of the Company approved 4,654,320 RSU and 1,601,875 PSU awards in the third quarter of 2021. As of September 30, 2021, 20,900 unvested RSUs were forfeited upon the grantee’s termination of service, and 4,633,420 RSUs and 1,601,875 PSUs were outstanding.
Restricted Stock Units
As of September 30, 2021, all RSUs granted to employees and nonemployees are classified as equity.
RSUs activities for the nine months ended September 30, 2021 are summarized as follows (in thousands, except for per share data):

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

	Equity-classified RSUs - employee
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (1)
Outstanding at December 31, 2020	—	—
Granted	4,639	$6.51
Vested	—	—
Forfeited	(21)	6.51
Outstanding at September 30, 2021	4,618	$6.51	2.09 years

	Equity-classified RSUs - nonemployee
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (1)
Outstanding at December 31, 2020	—	—
Granted	15	$6.51
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2021	15	$6.51	1.94 years
(1) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding, expected to vest or currently exercisable by the end of the reporting period.
Performance-Based Restricted Stock Units
As of September 30, 2021, all PSUs granted to employees are classified as equity.
As discussed in Note 2(v), the Company estimates the fair value of the PSUs at each measurement date by using a Monte Carlo simulation. The key inputs used in the Monte Carlo simulation are disclosed in the table below. The stock price is based on the closing price of the Company’s Class A common stock on the Nasdaq as of the valuation date. The volatility input is estimated using the volatility of Company’s peer companies as well as the Company’s own implied volatility. The expected life of the PSUs 30 years and all PSUs are assumed to be fully vested at the end of year 30. The risk-free interest rate is based on the Thirty-year Constant Maturity Treasury Rate. The vesting hurdles are set forth in the PSU agreement.
The weighted average assumptions used to value PSUs during the period presented are as follows:

September 30, 2021
Stock price	$6.52
Measurement period	30.00 years
Expected volatility	47.50%
Risk-free rate	1.91%
Vesting hurdle 1	$12.50
Vesting hurdle 2	$15.00
Vesting hurdle 3	$17.50

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
PSUs activities for the nine months ended September 30, 2021 are summarized as follows (in thousands, except for per share data):

	Equity-classified PSUs - employee
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (1)
Outstanding at December 31, 2020	—	—
Granted	1,602	$6.51
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2021	1,602	$6.51	10.67 years
(1) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding, expected to vest or currently exercisable by the end of the reporting period.

Management Incentive Units
As discussed in Note 2(v), stock-based compensation for MIUs is measured based on the grant date fair value of the award estimated by using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation are disclosed in the table below. The holding period is the expected period until a major liquidity event is expected to occur. The expected volatility assumption is based on the historical volatility of a peer group of publicly traded companies. The discount for lack of marketability is driven by (i) the assumed participation threshold as outlined in MIU Agreements and (ii) the assumed holding period of two years. The risk-free rate for the expected term of the awards is based on U.S. Treasury zero-coupon issues at the time of grant.
The weighted average assumptions used to value MIUs during the periods presented are as follows:

	September 30, 2021	December 31, 2020
Holding period	2.00 years	2.00 years
Volatility	45.0%	45.0%
Discount for lack of marketability	28.0%	28.0%
Risk-free rate	1.6%	1.6%
MIUs activities for the nine months ended September 30, 2021 are summarized as follows (in thousands, except for per share data):

	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (1)
Outstanding at December 31, 2020	3,518	$0.79
Granted	—	—
Vested	(704)	0.79
Forfeited	—	—
Outstanding at September 30, 2021	2,814	$0.79	1.75 years

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
(1) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding, expected to vest or currently exercisable by the end of the reporting period.

16.    Analysis of the Changes in Cumulative Foreign Currency Translation Adjustments
Accumulated other comprehensive loss represents foreign currency translation items associated with the Company’s foreign operations. Following is an analysis of the changes in the cumulative foreign currency translation adjustment account, net of applicable taxes (dollars in thousands):

Amount
Accumulated other comprehensive loss—December 31, 2019	$(218)
Foreign currency translation adjustment	(99)
Accumulated other comprehensive loss—September 30, 2020	$(317)

Amount
Accumulated other comprehensive loss—December 31, 2020	$(206)
Foreign currency translation adjustment	(27)
Accumulated other comprehensive loss—September 30, 2021	$(233)

17.    Geographic Information
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by geographic area for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$28,400	$24,568	$82,133	$72,048
Americas (excluding United States)	792	428	2,095	1,145
Asia	1,281	351	3,042	1,116
Europe	34	43	95	105
Total revenue	$30,507	$25,390	$87,365	$74,414
Property and Equipment
The following table summarizes total property and equipment, net in the respective locations (dollars in thousands):

	September 30, 2021	December 31, 2020
United States	$2,389	$3,174
Americas (excluding United States)	364	192
Asia	533	139
Property and equipment, net	$3,286	$3,505
The geographical location of the Company’s customers effects the nature, amount, timing and uncertainty of revenue and cash flows due to the potential for unfavorable and uncertain regulatory, political, economic and

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
tax conditions. These uncertainties can impact the amount of revenue recognized through price adjustments and uncertainty of cash flows that may arise due to local regulations.

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
The provision for income taxes was $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.2 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively. The provision for income taxes for the three and nine months ended September 30, 2021 and 2020 consisted primarily of foreign and state income taxes.
The effective tax rates were (0.85)% and (69.34)% for the three months ended September 30, 2021 and 2020, respectively, and (0.20)% and (15.59)% for the nine months ended September 30, 2021 and 2020, respectively. The change in the effective tax rates for the three-month and six-month periods of 2021, relative to 2020, was primarily attributable to a significant increase in the Company’s pre-tax loss in 2021.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, India and Colombia. The tax returns are subject to statutes of limitations that vary by jurisdiction. At September 30, 2021, the Company remains subject to income tax examinations in the U.S. for tax years 2017 through 2020, and in various states for tax years 2016 through 2020. However, due to the Company’s net operating loss carryforwards in various jurisdictions, tax authorities have the ability to adjust carryforwards related to closed years.

19.    Retirement Benefit Plan
The Company amended its existing 401(k) plan (the “Plan”) effective on July 1, 2018. The amended Plan covers eligible employees immediately upon employment with the Company. Participants may contribute up to a maximum percentage of their annual compensation to the Plan as determined by the Company limited to the maximum annual amount set by the Internal Revenue Service. The Plan provides for traditional tax-deferred and Roth 401(k) contribution options. Prior to the Plan amendment, the Company did not provide a matching contribution. The Company began matching fifty percent of the employee contribution up to a maximum of two-hundred dollars per pay period, limited to forty-eight hundred dollars annually, upon adoption of the Plan. One hundred percent of the employer match vests immediately. The Company made matching contributions totaling $0.3 million and $0.2 million during the three months ended September 30, 2021 and 2020, respectively, and $0.8 million and $0.6 million during the nine months ended September 30, 2021 and 2020, respectively.

20.    Fair Value Measurement
The following table sets forth the fair value of the Company’s assets and liabilities at September 30, 2021 (dollars in thousands):

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
Cash and cash equivalents	$104,980	$—	$—	$104,980
Restricted cash	100	—	—	100
Total assets	$105,080	$—	$—	$105,080

Term loan	$—	$55,133	$—	$55,133
Finance lease obligations	—	98	—	98
VCIP/OBIP liability	—	238	—	238
Warrant liability—Forward Purchase Warrants	—	—	1,333	1,333
Total liabilities	$—	$55,469	$1,333	$56,802
The following table sets forth the fair value of the Company’s assets and liabilities at December 31, 2020 (dollars in thousands):

	Level 1	Level 2	Level 3	Totals
Cash and cash equivalents	$18,098	$—	$—	$18,098
Restricted cash	1,468	—	—	1,468
Total assets	$19,566	$—	$—	$19,566

Term loan	$—	$56,044	$—	$56,044
Finance lease obligations	—	430	—	430
VCIP/OBIP liability	—	—	286	286
Total liabilities	$—	$56,474	$286	$56,760
Level 1 and Level 2 of the Fair Value Hierarchy
As of September 30, 2021 and December 31, 2020, the carrying amounts of the Company’s cash, cash equivalents and restricted cash approximate their fair values due to their short maturities and has been classified as Level 1 of the fair value hierarchy. The fair value of the term loan and finance lease obligations approximated their carrying value. The fair value was determined based on observable inputs on the price of the term loan in the market and has been classified as Level 2 of the fair value hierarchy.
Level 3 of the Fair Value Hierarchy
The Company’s liability related to the Forward Purchase Warrants is measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. There were no other assets or liabilities measured at fair value on a recurring basis at September 30, 2021.
Warrant liability—Forward Purchase Warrants
As discussed in Note 2(x), 833,333 Forward Purchase Warrants were issued pursuant to the Forward Purchase Agreement dated January 13, 2021 between Crescent and Old LiveVox. Upon consummation of the Merger, the Company concluded that the Forward Purchase Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. The Forward Purchase Warrants are classified as Level 3 fair value measurement. The Company employed a Black-Scholes option pricing model specific to the contractual terms of the Forward Purchase Warrants to determine their fair value at each reporting period, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss. Inherent in the options pricing model are assumptions related to current stock price, exercise price, expected share-price volatility, expected life, risk-free interest rate and dividend yield. The stock price is based on the closing price of the Company’s Class A common stock on the Nasdaq as of the valuation date. The exercise price is based on the

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
terms of the warrant agreement. The volatility input is estimated using the implied volatility of the Public Warrants and the volatility of the Company’s peer companies. The expected life of the Forward Purchase Warrants is based on the time from valuation date to the contractual expiration date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected five-year term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Future change in these assumptions could result in a material change to the fair value of the Forward Purchase Warrants, and such changes will be recorded in the consolidated statements of operations and comprehensive loss.
The following table provides quantitative information regarding assumptions used in the Black Scholes option-pricing model to determine the fair value of the Forward Purchase Warrants:

	September 30, 2021	June 18, 2021 (Closing Date)
Stock price	$6.52	$9.12
Exercise price	$11.50	$11.50
Contractual term	4.70 years	5.00 years
Expected volatility	47.50%	37.50%
Risk-free rate	0.90%	0.90%
Dividend yield	0.00%	0.00%
Transfers Out of the Level 3 Fair Value Measurement
The Company’s VCIP and OBIP accrued liability has historically been classified as Level 3 with the fair value hierarchy. The Old LiveVox board of directors, with assistance of management, has estimated the fair value of VCIP and OBIP accrued liability at each reporting period by considering a number of objective and subjective factors including important developments in the Company’s operations, valuations performed by an independent third party, actual results and financial performance, the conditions in the CCaaS industry and the economy in general, volatility of comparable public companies, among other factors. As discussed in Note 2, on June 18, 2021, the Company consummated the previously announced Merger between Old LiveVox and Crescent, in which all outstanding VCIP and OBIP awards are fully vested. The VCIP and OBIP awards are paid to the plan participants in a combination of cash awards and equity awards. As of September 30, 2021, the cash portion of the awards amounting to $0.2 million was recorded to accrued liability for unpaid cash awards, and the stock portion of the awards amounting to $1.1 million was recorded to additional paid-in capital for undelivered equity shares. The fair value of the VCIP and OBIP accrued liability for unpaid cash awards was determined based on the terms of the respective VCIP and OBIP agreements. Since the inputs used to measure fair value are directly or indirectly observable in the marketplace, VCIP and OBIP accrued liability was transferred out of the Level 3 fair value measurement to the Level 2 fair value measurement upon the consummation of the Merger on June 18, 2021.
Changes in the Level 3 Fair Value Measurement
The changes in fair value of the Level 3 liabilities are as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Balance, beginning of the year	$286	$286
VCIP/OBIP liability transferred out of Level 3	(286)	—
Closing-date fair value of warrant liability	2,008	—
Changes in fair value of warrant liability	(675)	—
Balance, end of period	$1,333	$286

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
During the three and nine months ended September 30, 2021, the gain recognized due to decrease in the fair value of warrant liability was $0.3 million and $0.7 million respectively, and was recorded within other expense, net in the consolidated statements of operations and comprehensive loss. There were no gains or losses recognized due to change in the fair value during the three and nine months ended September 30, 2020.

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
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of Class A common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards. Diluted net loss per share is computed giving effect to all potentially dilutive shares of Class A common stock, including Class A common stock issuable upon vesting of stock-based payment awards and contingent earnout shares. Basic and diluted loss per share was the same for each period presented as the inclusion of all potential Class A common stock outstanding would have been antidilutive.
The computation of loss per share and weighted average shares of the Company’s common stock outstanding for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Loss attributable to common stockholders—basic and diluted	$(11,344)	$(330)	$(91,362)	$(4,402)
Denominator:
Weighted average shares outstanding—basic and diluted	91,444	66,637	76,122	66,637
Loss per share:
Basic and diluted	$(0.12)	$—	$(1.20)	$(0.07)
The following outstanding common stock equivalents were either considered antidilutive or were contingently issuable upon the resolution of their contingencies, and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earn-Out Shares	5,000	—	5,000	—
Lock-Up Shares	2,544	—	2,544	—
Finders Agreement Shares (1)	1,644	—	1,644	—
Warrants to purchase common stock	13,333	—	13,333	—
RSUs	4,633	—	4,633	—
PSUs	1,602	—	1,602	—
Total	28,756	—	28,756	—

LIVEVOX HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
(1) Represents 1,643,750 Class A common stock to be issued only if the price of Class A common stock trading on the Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021 through June 18, 2028, pursuant to the terms of the Finders Agreement. No contingent consideration shares were issued during the nine months ended September 30, 2021.

22.    Commitments and Contingencies
Commitments
As of September 30, 2021 and December 31, 2020, $55.6 million and $56.5 million of the term loan principal was outstanding, respectively. The term loan is due December 31, 2025. See Note 10 for more information.
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
Indemnification Agreements
The Company has entered into indemnification agreements with its directors, officers and certain employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. There are no claims that the Company is aware of that could have a material effect on its consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
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
Post-Closing Adjustment Issuance
On November 2, 2021, pursuant to the terms of the Merger Agreement, the Company issued 33,609 shares of Class A common stock valued at $336,097.33 to LiveVox TopCo, LLC as part of the post-closing adjustment of merger consideration required as part of the Merger.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, unless otherwise noted, the “Company,” “LiveVox,” “we,” “us,” and “our” refers to LiveVox Holdings, Inc., and its subsidiaries, collectively. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report, and our Current Report relating to the Merger on Form 8-K (the “Super 8-K”) filed with the SEC on June 24, 2021 and our Definitive Proxy Statement (the “Proxy”) relating to the Merger on Schedule 14A filed with the SEC on May 14, 2021. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the section entitled “Risk Factors” in the Proxy.

Overview
We enable next-generation cloud contact center functionality through a cloud contact-center-as-a-service (or CCaaS) platform that we provide for enterprises, business process outsourcers (BPOs) and collections agencies. Our CCaaS platform provides customers with a scalable, cloud-based architecture and pre-integrated artificial intelligence (AI) capabilities to support enterprise-grade deployments of our solutions including omnichannel customer connectivity, customer relationship management (CRM) and workforce optimization (WFO). Our omnichannel product offerings enable our customers to connect with their customers via their channel of choice, including human voice, virtual agents powered by artificial intelligence (AI), email, text or web chat. Our platform features a native CRM which unifies disparate, department-level systems of record to present contact center agents with a single view of its customers without displacing or replacing existing CRMs or other systems of record. Our WFO offerings include a lightweight yet fully-featured product that meets the needs of smaller or less mature contact center operations as well as seamless integration with WFO products from other providers.
We sell our products to customers typically under one- to three-year subscription contracts that stipulate a minimum amount of monthly usage and associated revenue with the ability for the customer to consume more usage above the minimum contract amount each month at premium per unit rates. Our subscription revenue is comprised of the minimum usage revenue under contract (which we call “contract revenue”) and amounts billed for usage above the minimum contract value (which we call “excess usage revenue”), both of which are recognized on a monthly basis following deployment to the customer. For the three months ended September 30, 2021 and 2020, subscription revenue (including contract revenue and excess usage revenue) accounted for 98% and 99%, respectively, of our total revenue with the remainder comprised of professional services revenue derived from the implementation of our products.

Reverse Recapitalization
LiveVox’s financial condition and results of operations may not be comparable between periods as a result of the Merger (as defined below) and becoming a public company.
Pursuant to ASC 805, Business Combinations, the merger between LiveVox Holdings, Inc. (hereinafter referred to as “Old LiveVox”) and Crescent Acquisition Corp (“Crescent”) consummated on June 18, 2021 (the transaction referred to as the “Merger”) was accounted for as a Reverse Recapitalization, rather than a business combination, for financial accounting and reporting purposes. Accordingly, Old LiveVox was deemed the accounting acquirer (and legal acquiree) and Crescent was treated as the accounting acquiree (and legal acquirer). Under this method of accounting, the Reverse Recapitalization was treated as the equivalent of Old LiveVox issuing stock for the net assets of Crescent, accompanied by a recapitalization. The net assets of Crescent are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Merger are those of Old LiveVox. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement dated January 13, 2021.

There have been no material changes to the aggregate consideration received or the total transaction costs incurred as a result of the Merger previously disclosed in our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021.

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
In March of fiscal 2020 we began to experience softness in our excess usage revenue in relation to our contract revenue (as evidenced by the calculation of total revenue divided by contract revenue which we call the “usage multiplier”) as a result of the COVID-19 pandemic and this softness has continued to persist through the third quarter of fiscal 2021. We attribute this softness to financial stimulus packages designed to address the financial hardships of Americans brought about by the COVID-19 pandemic which have allowed many of our customers in the collections industry to meet their collection goals with fewer interactions with debtors. As a result, our usage multiplier declined sequentially from the fourth quarter of fiscal 2020 to the second quarter of fiscal 2021. In the third quarter of fiscal 2021 our usage multiplier increased slightly, but remained below the first quarter of fiscal 2021. When the effects of the pandemic and the associated financial stimulus (including, but not limited to direct stimulus payments, extensions and enhancements of unemployment benefits and loan forbearances) dissipate and there is a return to growth in consumer debt relative to disposable income, we believe the usage multiplier will recover to normal historical levels. As that relationship moves towards normal historical levels, our excess usage revenue is likely to grow faster than our contract revenue.

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
LTM Net Revenue Retention Rate
We believe that our LTM Net Revenue Retention Rate provides us and investors with insight into our ability to retain and grow revenue from our customers and is a meaningful measure of the long-term value of our customer relationships. We calculate LTM Net Revenue Retention Rate by dividing the recurring revenue recognized during the most recent LTM period by the recurring revenue recognized during the LTM period immediately preceding the most recent LTM period, provided, however, that recurring revenue from a customer in the most recent LTM period is excluded from the calculation if recurring revenue was not recognized from that customer in the preceding LTM period. Customers who cease using our products during the most recent LTM period are included in the calculation. For example, LTM Net Revenue Retention for the 12-month period ending December 2020 includes recurring revenue from all customers for whom revenue was recognized in 2019 regardless of whether such customers increased, decreased, or stopped their use of our products during 2020 (i.e., old customers), but exclude recurring revenue from all customers who began using our services during 2020 (i.e., new customers). We define monthly recurring revenue as recurring monthly contract and excess usage revenue, which we calculate separately from one-time, non-recurring revenue by month by customer. We consider all contract and excess usage revenue, which represents 98% of our revenue, to be recurring revenue as all of our contracts provide for a minimum commitment amount. We consider professional services revenue and one-time adjustments, which are booked on a one-time, nonrecurring basis, to be non-recurring revenue. Professional services and other one-time adjustments are generally not material to the result of the calculation. However, one-time non-recurring revenue is important with respect to timing as we bill installation and non-standard statement of work fees immediately and recognize the revenue as the work is completed, which is generally in advance of the beginning of recurring revenue.
The following table shows our LTM Net Revenue Retention Rate for the periods presented:

	Twelve Months Ended September 30,		Twelve Months Ended December 31,
	2021	2020	2020	2019
LTM Net Revenue Retention Rate	107%	107%	106%	118%
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
Our LTM Net Revenue Retention Rate was 107% in both the twelve months ended September 30, 2021 and the twelve months ended September 30, 2020 primarily as a result of the impacts of COVID-19 and the related decrease in excess usage revenue, described above. In addition, monthly minimum contract revenue for customers grew by 27% from the twelve months ended September 30, 2020 to the twelve months ended September 30, 2021.
Our LTM Net Revenue Retention Rate decreased by 12 percentage points, to 106% in the twelve months ended December 31, 2020 from 118% in the twelve months ended December 31, 2019 primarily as a result of the impacts of COVID-19 and the related decrease in excess usage revenue, described above. Despite the decline in LTM Net Revenue Retention Rate, monthly minimum contract revenue for customers grew by 20% from fiscal 2019 to fiscal 2020.

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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of Adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of these limitations, presentation of our consolidated financial statements in accordance with U.S. GAAP and reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net income

(loss). We calculate Adjusted EBITDA as net income (loss) before (i) depreciation and amortization, (ii) stock-based compensation, (iii) interest expense, net and other expense, net, (iv) provision (benefit from) for income taxes, and (v) other items that do not directly affect what we consider to be our core operating performance.
The following table shows a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2021	2020	2021	2020
Net loss	$(11,344)	$(330)	$(91,362)	$(4,402)
Non-GAAP adjustments:
Depreciation and amortization	1,628	1,502	4,834	4,519
Long-term equity incentive bonus and stock-based compensation expense	2,069	252	72,035	749
Interest expense, net	1,033	973	2,918	2,926
Change in the fair value of warrant liability	(300)	—	(675)	—
Other expense (income), net	(460)	(6)	(435)	76
Acquisition and financing related fees and expenses	480	—	1,521	25
Transaction-related costs	531	—	1,834	—
Golden Gate Capital management fee expenses	(11)	171	135	602
Provision for income taxes	100	116	187	529
Adjusted EBITDA	$(6,274)	$2,678	$(9,008)	$5,024

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
We add back depreciation and amortization, long-term equity incentive bonus and stock-based compensation expense and other non-recurring expenses because they are one-time or non-cash items. We eliminate the impact of these one-time or non-cash items because we do not consider them indicative of our core operating performance. Their exclusion facilitates comparisons of our operating performance on a period-to-period basis. Therefore, we believe showing Non-GAAP gross margin to remove the impact of these one-time or non-cash expenses is helpful to investors in assessing our gross profit and gross margin performance in a way that is similar to how management assesses our performance.
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
The following table shows a reconciliation of gross profit to Non-GAAP gross margin percentage for the periods presented (dollars in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2021	2020	2021	2020
Gross profit	$17,028	$15,708	$41,091	$45,147
Depreciation and amortization	927	944	2,785	2,864
Long-term equity incentive bonus and stock-based compensation expense	190	68	9,877	100
Non-GAAP gross profit	$18,145	$16,720	$53,753	$48,111
Non-GAAP gross margin %	59.5%	65.9%	61.5%	64.7%

Components of Results of Operations
Revenue
We derive revenue by providing products under a variety of pricing models. Voice has been historically provided under a usage-based pricing model with prices calculated on a per-minute basis with a contracted minimum commitment in accordance with the terms of the underlying pricing agreements. Voice is our predominant source of revenue. Other revenue sources are derived from products under the following pricing models:

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

Cost of Revenue
Our cost of revenue consists of personnel costs and associated costs such as travel, information technology, facility allocations and stock-based compensation for Implementation and Training Services, Customer Care, Technical Support, Professional Services, User Acceptance Quality Assurance, Technical Operations and VoIP services to our customers. Other costs of revenue include non-cash costs associated with depreciation and amortization including acquired technology, charges from telecommunication providers for communications, data center costs and costs to providers of cloud communication services, software, equipment maintenance and support costs to maintain service delivery operations.
Our data center costs are transitioning from a model based on maintaining a co-location facility with our own capital equipment to a cloud strategy based on monthly recurring charges for capacity added in generally small step function increments. The transition began in fiscal 2019 and is expected to be completed by the end of fiscal 2021. As a result, we have reduced our capital expenditures for data center equipment, which has slowed growth in depreciation and increased our data center costs for our cloud provisioning. We expect feature release efficiencies for our cloud operations as research and development resources eliminate the release effort associated with our co-

location deployment. We have accelerated depreciation expense associated with the change in useful life estimate of the co-location facility.
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
Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related expenses, including stock-based compensation, for personnel in sales and marketing, sales commissions, channel special program incentive funds (SPIFF) and channel commissions, travel costs, as well as marketing pipeline management, content delivery, programs, campaigns, lead generation, and allocated overhead. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth, and we expect sales and marketing expenses to increase in absolute dollars and fluctuate as a percentage of revenue as we continue to support our growth initiatives.
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

Results of Operations
Comparison of the three months ended September 30, 2021 and 2020 (dollars in thousands)
The following tables summarize key components of our results of operations for the three months ended September 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended September 30, (unaudited)
	2021		2020
Revenue	$30,507	100.0%	$25,390	100.0%
Cost of revenue	13,479	44.2%	9,682	38.1%
Gross profit	17,028	55.8%	15,708	61.9%
Operating expenses
Sales and marketing expense	12,227	40.1%	6,552	25.8%
General and administrative expense	7,642	25.0%	3,246	12.8%
Research and development expense	8,130	26.6%	5,157	20.3%
Total operating expenses	27,999	91.8%	14,955	58.9%
Income (loss) from operations	(10,971)	(36.0)%	753	3.0%
Interest expense, net	1,033	3.4%	973	3.8%
Change in the fair value of warrant liability	(300)	(1.0)%	—	—%
Other income, net	(460)	(1.5)%	(6)	—%
Total other expense, net	273	0.9%	967	3.8%
Pre-tax loss	(11,244)	(36.9)%	(214)	(0.8)%
Provision for income taxes	100	0.3%	116	0.5%
Net loss	$(11,344)	(37.2)%	$(330)	(1.3)%
Net loss per share—basic and diluted	$(0.12)		$—
Weighted average shares outstanding—basic and diluted	91,444		66,637

Revenue

	Three Months Ended September 30, (unaudited)
	2021	2020	$ Change	% Change
Revenue	$30,507	$25,390	$5,117	20.2%

Revenue increased by $5.1 million, or 20.2%, to $30.5 million in the three months ended September 30, 2021 from $25.4 million in the three months ended September 30, 2020, primarily due to the acquisition of new customers and upsells to our existing customer base. The recent stimulus packages designed to address the COVID-19 pandemic have allowed our customers to meet their collection goals with less effort, reducing usage volumes, which was more than offset by 26% growth in contract revenue.
Cost of revenue

	Three Months Ended September 30, (unaudited)
	2021	2020	$ Change	% Change
Cost of revenue	$13,479	$9,682	$3,797	39.2%
% of revenue	44.2%	38.1%

Cost of revenue increased by $3.8 million, or 39.2%, to $13.5 million in the three months ended September 30, 2021 from $9.7 million in the three months ended September 30, 2020. The increase was attributable primarily to increased cloud data center costs of $1.4 million we experienced while transitioning from our co-location deployment, as well as increases in personnel costs of $0.6 million, consulting costs of $0.2 million, and stock-based compensation expenses of $0.1 million associated with restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) granted under the 2021 Equity Incentive Plan (the “2021 Plan”) in the third quarter of fiscal 2021. When complete in late 2021, we expect that the transition to cloud data center will reduce technical debt (i.e., the implied cost of additional rework caused by choosing an easy solution now instead of using a better approach that would take longer), increase development efficiency and significantly reduce our capital expenditure needs.
Gross profit

	Three Months Ended September 30, (unaudited)
	2021	2020	$ Change	% Change
Gross profit	$17,028	$15,708	$1,320	8.4%
Gross margin percentage	55.8%	61.9%

Gross profit increased by $1.3 million, or 8.4%, to $17.0 million in the three months ended September 30, 2021 from $15.7 million in the three months ended September 30, 2020. The increase in gross profit was a result of higher revenue offset by increased cloud data center costs, personnel costs, consulting costs and stock-based compensation expenses.
Sales and marketing expense

	Three Months Ended September 30, (unaudited)
	2021	2020	$ Change	% Change
Sales and marketing expense	$12,227	$6,552	$5,675	86.6%
% of revenue	40.1%	25.8%

Sales and marketing expense increased by $5.6 million, or 86.6%, to $12.2 million in the three months ended September 30, 2021 from $6.6 million in the three months ended September 30, 2020. The increase was primarily due to increased personnel costs of $3.6 million. Additionally, marketing, promotions and tradeshows expenses increased $0.7 million, travel costs increased $0.4 million, miscellaneous sales and marketing expenses increased $0.4 million, and stock-based compensation expenses increased $0.2 million associated with the RSUs and PSUs granted under the 2021 Plan in the third quarter of fiscal 2021.
General and administrative expense

	Three Months Ended September 30, (unaudited)
	2021	2020	$ Change	% Change
General and administrative expense	$7,642	$3,246	$4,396	135.4%
% of revenue	25.0%	12.8%

General and administrative expense increased by $4.4 million, or 135.4%, to $7.6 million in the three months ended September 30, 2021 from $3.2 million in the three months ended September 30, 2020. The increase was primarily due to increased accounting, audit and legal fees of $1.4 million in connection with our transition to a public company. Additionally, personnel costs increased $1.0 million, miscellaneous general and administrative expenses increased $1.1 million, and stock-based compensation expenses increased $0.3 million associated with RSUs and PSUs granted under the 2021 Plan in the third quarter of fiscal 2021.
Research and development expense

	Three Months Ended September 30, (unaudited)
	2021	2020	$ Change	% Change
Research and development expense	$8,130	$5,157	$2,973	57.6%
% of revenue	26.6%	20.3%

Research and development expense increased by $2.9 million, or 57.6%, to $8.1 million in the three months ended September 30, 2021 from $5.2 million in the three months ended September 30, 2020. The increase was primarily due to increased personnel costs of $1.6 million. Additionally, computing costs used to develop software increased $0.5 million, and stock-based compensation expenses increased $0.4 million associated with the RSUs and PSUs granted under the 2021 Plan in the third quarter of fiscal 2021.
Interest expense, net

	Three Months Ended September 30, (unaudited)
	2021	2020	$ Change	% Change
Interest expense, net	$1,033	$973	$60	6.2%
% of revenue	3.4%	3.8%

Interest expense, net increased by $0.06 million, or 6.2%, to $1.03 million in the three months ended September 30, 2021 from $0.97 million in the three months ended September 30, 2020. The increase was attributable to increased interest expense of $0.06 million primarily associated with the BusinessPhone asset acquisition contingent consideration payment.
Change in the fair value of warrant liability

	Three Months Ended September 30, (unaudited)
	2021	2020	$ Change
Change in the fair value of warrant liability	$(300)	$—	$(300)
% of revenue	(1.0)%	—%

Gain recognized due to change in the fair value of warrant liability increased by $0.3 million to $0.3 million in the three months ended September 30, 2021 from $0 in the three months ended September 30, 2020. The increase was attributable primarily to the decrease in the fair value of Forward Purchase Warrants (as defined below) in the third quarter of fiscal 2021. The fair value of the Forward Purchase Warrants decreased from $1.6 million on June 30, 2021 to $1.3 million on September 30, 2021, with such value included in warrant liability on the consolidated balance sheets, with the gain on fair value change recorded as a change in the fair value of warrant liability within the consolidated statements of operations and comprehensive loss.

Comparison of the nine months ended September 30, 2021 and 2020 (dollars in thousands)

The following tables summarize key components of our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	Nine Months Ended September 30, (unaudited)
	2021		2020
Revenue	$87,365	100.0%	$74,414	100.0%
Cost of revenue	46,274	53.0%	29,267	39.3%
Gross profit	41,091	47.0%	45,147	60.7%
Operating expenses
Sales and marketing expense	48,820	55.9%	21,653	29.1%
General and administrative expense	37,159	42.5%	9,705	13.0%
Research and development expense	44,479	50.9%	14,660	19.7%
Total operating expenses	130,458	149.3%	46,018	61.8%
Loss from operations	(89,367)	(102.3)%	(871)	(1.2)%
Interest expense, net	2,918	3.3%	2,926	3.9%
Change in the fair value of warrant liability	(675)	(0.8)%	—	—%
Other expense (income), net	(435)	(0.5)%	76	0.1%
Total other expense, net	1,808	2.1%	3,002	4.0%
Pre-tax loss	(91,175)	(104.4)%	(3,873)	(5.2)%
Provision for income taxes	187	0.2%	529	0.7%
Net loss	$(91,362)	(104.6)%	$(4,402)	(5.9)%
Net loss per share—basic and diluted	$(1.20)		$(0.07)
Weighted average shares outstanding—basic and diluted	76,122		66,637

Revenue

	Nine Months Ended September 30, (unaudited)
	2021	2020	$ Change	% Change
Revenue	$87,365	$74,414	$12,951	17.4%
Revenue increased by $13.0 million, or 17.4%, to $87.4 million in the nine months ended September 30, 2021 from $74.4 million in the nine months ended September 30, 2020, primarily due to the acquisition of new customers and upsells to our existing customer base. The recent stimulus packages designed to address the COVID-19 pandemic have allowed our customers to meet their goals with less effort, reducing usage volumes, which was more than offset by 28% growth in contract revenue.

Cost of revenue

	Nine Months Ended September 30, (unaudited)
	2021	2020	$ Change	% Change
Cost of revenue	$46,274	$29,267	$17,007	58.1%
% of revenue	53.0%	39.3%

Cost of revenue increased by $17.0 million, or 58.1%, to $46.3 million in the nine months ended September 30, 2021 from $29.3 million in the nine months ended September 30, 2020. The increase was attributable primarily to increased personnel costs of $10.4 million, of which $9.7 million was associated with our Value Creation Inventive Plan (“VCIP”) and Option-based Incentive Plan (“OBIP”) awards that fully vested in connection with the Merger and was recorded as compensation expense within cost of revenue in the consolidated statements of operations and comprehensive loss in the second quarter of fiscal 2021. Additionally, cloud data center costs increased $3.1 million in the nine months ended September 30, 2021.
Gross profit

	Nine Months Ended September 30, (unaudited)
	2021	2020	$ Change	% Change
Gross profit	$41,091	$45,147	$(4,056)	(9.0)%
Gross margin percentage	47.0%	60.7%

Gross profit decreased by $4.0 million, or 9.0%, to $41.1 million in the nine months ended September 30, 2021 from $45.1 million in the nine months ended September 30, 2020. The decrease in gross profit was a result of increased personnel costs associated with the VCIP and OBIP awards that fully vested and recognized as compensation expense in connection with the Merger in the second quarter of fiscal 2021 and increased cloud data center costs we experienced while transitioning from our co-location deployment, partially offset by higher revenue.
Sales and marketing expense

	Nine Months Ended September 30, (unaudited)
	2021	2020	$ Change	% Change
Sales and marketing expense	$48,820	$21,653	$27,167	125.5%
% of revenue	55.9%	29.1%

Sales and marketing expense increased by $27.1 million, or 125.5%, to $48.8 million in the nine months ended September 30, 2021 from $21.7 million in the nine months ended September 30, 2020. The increase was primarily due to increased personnel costs of $25.2 million of which $18.1 million was associated with the VCIP and OBIP awards that fully vested in connection with the Merger and recorded as compensation expense within sales and marketing expense in the consolidated statements of operations and comprehensive loss in the second quarter of fiscal 2021. Additionally, marketing, promotions and tradeshow expenses increased $1.6 million.
General and administrative expense

	Nine Months Ended September 30, (unaudited)
	2021	2020	$ Change	% Change
General and administrative expense	$37,159	$9,705	$27,454	282.9%
% of revenue	42.5%	13.0%

General and administrative expense increased by $27.5 million, or 282.9%, to $37.2 million in the nine months ended September 30, 2021 from $9.7 million in the nine months ended September 30, 2020. The increase was primarily due to increased personnel costs of $21.0 million of which $18.4 million was associated with the VCIP and OBIP awards that fully vested in connection with the Merger and was recorded as compensation expense within general and administrative expense in the consolidated statements of operations and comprehensive loss in the second quarter of fiscal 2021. Additionally, accounting, audit and legal fees increased $3.0 million in connection with our transition to a public company, and miscellaneous general and administrative expenses increased $2.3 million.
Research and development expense

	Nine Months Ended September 30, (unaudited)
	2021	2020	$ Change	% Change
Research and development expense	$44,479	$14,660	$29,819	203.4%
% of revenue	50.9%	19.7%

Research and development expense increased by $29.8 million, or 203.4%, to $44.5 million in the nine months ended September 30, 2021 from $14.7 million in the nine months ended September 30, 2020. The increase was primarily due to increased personnel costs of $26.7 million of which $23.5 million was associated with the VCIP and OBIP awards that fully vested in connection with the Merger and was recorded as compensation expense within research and development expense in the consolidated statements of operations and comprehensive loss in the second quarter of fiscal 2021. Additionally, computing costs used in the development of software increased $1.3 million in the nine months ended September 30, 2021.
Interest expense, net

	Nine Months Ended September 30, (unaudited)
	2021	2020	$ Change	% Change
Interest expense, net	$2,918	$2,926	$(8)	(0.3)%
% of revenue	3.3%	3.9%

Interest expense, net decreased by $0.01 million, or 0.3%, to $2.92 million in the nine months ended September 30, 2021 from $2.93 million in the nine months ended September 30, 2020. The decrease was attributable primarily to decreased interest expense of $0.04 million associated with the decreased outstanding principal amount of our term loan and lower interest rates, partially offset by the BusinessPhone asset acquisition contingent consideration payment.
Change in the fair value of warrant liability

	Nine Months Ended September 30, (unaudited)
	2021	2020	$ Change
Change in the fair value of warrant liability	$(675)	$—	$(675)
% of revenue	(0.8)%	—%

Gain recognized due to change in the fair value of warrant liability increased by $0.7 million to $0.7 million in the nine months ended September 30, 2021 from $0 in the nine months ended September 30, 2020. The increase was attributable primarily to decrease in the fair value of Forward Purchase Warrants. Upon the consummation of the Merger on June 18, 2021, the Company recorded a liability related to the Forward Purchase Warrants of $2.0 million, with an offsetting entry to additional paid-in capital. On September 30, 2021, the fair value of the Forward Purchase Warrants decreased to $1.3 million, with the adjustment reflected as a warrant liability within the consolidated balance sheets, and the gain on fair value change recorded as a change in the fair value of warrant liability within the consolidated statements of operations and comprehensive loss.

Liquidity and Capital Resources
Overview
LiveVox’s consolidated financial statements have been prepared assuming the Company will continue as a going concern for the 12 months from the date of issuance of the consolidated financial statements, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Historically, the Company’s main sources of liquidity were cash generated by operating cash flows and debt. As of September 30, 2021, the Company’s cash and cash equivalents also include net cash proceeds of $157.4 million from the Merger and the related PIPE, net of transaction costs, which are available for general corporate purposes. The Company’s primary use of cash is for operation and administrative activities including employee-related expenses, and general, operating and overhead expenses. Future capital requirements will depend on many factors, including the Company’s customer growth rate, customer retention, timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, the continuing market acceptance of its products, effective integration of acquisition activities, and maintaining the Company’s bank credit facility. Additionally, the duration and extent of the impact from the COVID-19 pandemic continues to depend on future developments that cannot be accurately predicted at this time, such as the ongoing severity and transmission rate of the virus, the extent and effectiveness of vaccine programs and other containment actions, the duration of social distancing measures, office closure and other restrictions on businesses and society at large, supply chain constraints, inflationary pressures and the specific impact of these and other factors on the Company’s business, employees, customers and partners. While the COVID- 19 pandemic has caused operational difficulties, and may continue to create challenges, it has not thus far had a substantial net impact on the Company’s liquidity position.
For the nine months ended September 30, 2021 and 2020, the Company’s cash flow from operations was $(59.1) million and $3.6 million, respectively. As of September 30, 2021 and December 31, 2020, the Company held cash and cash equivalents of $105.0 million and $18.1 million, respectively. In addition, the Company had restricted cash of $0.1 million as of September 30, 2021 related to the holdback amount for one acquisition the Company made in 2019 and $1.5 million in restricted cash as of December 31, 2020 related to the holdback amount for the two acquisitions the Company made in 2019.
On February 28, 2018, the Company entered into an amendment to its term loan and revolving credit facility with PNC Bank originally dated November 7, 2016 (as so amended, the “Credit Facility”) to provide for a $45.0 million term loan, a $5.0 million line of credit and a $1.5 million letter of credit sub-facility. The agreement governing the Credit Facility initially had a five-year term ending November 7, 2021. The Credit Facility is collateralized by a first-priority perfected security interest in substantially all the assets of the Company and is subject to certain financial covenants before and after a covenant conversion date. Covenant conversion may be elected early by the Company if certain criteria are met, including, but not limited to, meeting fixed charge coverage and liquidity ratio targets as of the most recent twelve-month period. Prior to the covenant conversion date, the Company is required to maintain minimum levels of liquidity and recurring revenue. As of the covenant conversion date, the Company is required to maintain the Fixed Charge Coverage Ratio and Leverage Ratio (as defined in the Credit Facility) measured on a quarter-end basis for the four-quarter period ending on each such date through the end of the agreement.
On December 16, 2019, the Company amended the Credit Facility, increasing the term loan borrowing therein by $13.9 million to $57.6 million and amending certain terms and conditions. The amendment to the Credit Facility reset the minimum recurring revenue covenant and qualified cash amounts through December 31, 2021 and extended the quarterly measurement dates through September 30, 2023 and the maturity date to November 7, 2023.
On August 2, 2021, the Company further amended the Credit Facility, extending the maturity date to December 31, 2025. The amendment to the Credit Facility reset the minimum recurring revenue covenant amounts through December 31, 2025 and extended the quarterly measurement dates through September 30, 2025.
The Company was in compliance with all debt covenants at September 30, 2021 and December 31, 2020 and was in compliance with all debt covenants as of the date of issuance of these consolidated financial statements. There was no unused borrowing capacity under the term loan portion of the Credit Facility at September 30, 2021 and December 31, 2020. On March 17, 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company drew down approximately $4.7 million under the revolving portion of the Credit Facility, which was repaid in full by the Company in connection with the Merger.
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

Cash flow (dollars in thousands)

	Nine Months Ended September 30, (unaudited)
	2021	2020
Net cash provided by (used in) operating activities	$(59,144)	$3,625
Net cash provided by (used in) investing activities	116	(454)
Net cash provided by financing activities	144,582	3,226
Effect of foreign currency translation	(40)	(102)
Net increase in cash, cash equivalents and restricted cash	$85,514	$6,295
Net cash provided by (used in) operating activities
Cash flows from operating activities during the nine months ended September 30, 2021 decreased by $62.8 million to $(59.1) million from $3.6 million during the same period in 2020. The decrease to net cash provided by operating activities was primarily attributable to an $87.0 million increase to net loss and an increase of $33.9 million in non-cash adjustments to net loss. These non-cash items primarily consisted of a $32.9 million increase of compensation expense associated with the VCIP and OBIP awards fully vesting in connection with the Merger in the second quarter of fiscal 2021, and a $1.0 million increase of stock-based compensation expenses associated with the RSUs and PSUs granted under the 2021 Plan in the third quarter of fiscal 2021. Net cash provided by operating activities also includes a decrease of $9.7 million in cash from operating assets and liabilities, primarily due to a decrease of $4.5 million in accounts receivable and a decrease of $3.4 million in deferred sales commissions.
Net cash provided by (used in) investing activities
Cash flows from investing activities during the nine months ended September 30, 2021 increased by $0.6 million, or 125.6%, to $0.1 million from $(0.5) million during the same period in 2020. The increase to net cash provided by investing activities was primarily attributable to $1.3 million of cash acquired from the BusinessPhone asset acquisition in February 2021 net of direct transaction costs, partially offset by an increase of $0.8 million in purchases of property and equipment.
Net cash provided by financing activities
Cash flows from financing activities during the nine months ended September 30, 2021 increased by $141.4 million, to $144.6 million from $3.2 million during the same period in 2020, reflecting the net cash proceeds of $157.4 million received during the nine months ended September 30, 2021 as a result of the Merger in the second quarter of fiscal 2021, partially offset by the repayment of $4.7 million, representing the revolving portion of the Credit Facility, made in conjunction of the Merger, and the cash payment made in the third quarter of fiscal 2021 up to the acquisition date fair value of the contingent consideration liability of $6.0 million associated with the BusinessPhone asset acquisition.

Contractual Obligations and Commitments
Our principal contractual obligations consist of future payment obligations under our term loan, finance leases to finance computer and networking equipment, and operating leases for office facilities. Please see Note 10 to our consolidated financial statements included elsewhere in this Quarterly Report for discussion of the contractual obligations under our term facility.
The following table summarizes our significant contractual obligations as of September 30, 2021 (dollars in thousands):

	Payment Due by Period
	Total	Remaining 2021	1-3 Years	4-5 Years	More than 5 Years
Finance lease obligations (1)	$102	$62	$40	$—	$—
Operating lease obligations (2)	7,337	562	5,349	1,301	125
Term loan (3)	55,594	140	3,296	52,158	—
Total	$63,033	$764	$8,685	$53,459	$125

(1)Represents financing of computer and networking equipment and software purchases for our co-location data centers.
(2)Represents obligations to make payments under lease agreements for our corporate headquarters and worldwide offices.
(3)Consists of principal payments only. The Credit Agreement expires December 31, 2025.

Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with U.S. GAAP.
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, the determination of the useful lives of long-lived assets, allowances for doubtful accounts, fair value of goodwill and long-lived assets, fair value of incentive awards, fair value of Warrants, establishing standalone selling price, valuation of deferred tax assets, income tax uncertainties, and other contingencies. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial position and results of operations, requiring adjustment to these balances in future periods.
While our significant accounting policies are more fully described in the notes to the consolidated financial statements included elsewhere in this Quarterly Report, we believe that the following accounting estimates are critical to our business operations and understanding of our financial results. We consider an accounting judgment, estimate or assumption to be critical when (i) the estimate or assumption is complex in nature or requires a high degree of subjectivity and judgment and (ii) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements.

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
Intangible assets, consisting of acquired developed technology, corporate name, customer relationships and workforce, are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. No impairment losses have been recognized in any of the periods presented.

Revenue Recognition
The Company recognizes revenue in accordance with U.S. GAAP, pursuant to ASC 606, Revenue from Contracts with Customers.
The Company derives substantially all of its revenue by providing cloud-based contact center voice products under a usage-based model. The Company’s performance obligations are satisfied over time as the customer has continuous access to its hosted technology platform solutions through one of its data centers and simultaneously receives and consumes the benefits and the Company performs its services. Other immaterial ancillary revenue is derived from call recording, local caller identification packages, performance/speech analytics, text messaging services and professional services billed monthly on primarily usage-based fees, and to a lesser extent, fixed fees. Professional services, which represents less than 2% of revenue, are billed on a fixed-price or on a time and material basis and the revenue is recognized over time as the services are rendered.
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
For contracts with multiple performance obligations (e.g., including various combinations of services), the Company allocates the contract price to each performance obligation based on its relative standalone selling price (“SSP”). The Company generally determines SSP based on the prices charged to customers. In instances where SSP is not directly observable, the Company determines the SSP using information that generally includes market conditions or other observable inputs.

Income Taxes
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

Employee and Non-Employee Incentive Plans
Value Creation Incentive Plan and Option-Based Incentive Plan
During 2014, the Company established two bonus incentive plans, the VCIP and the OBIP, pursuant to which eligible participants receive a predetermined bonus based on the Company’s equity value at the time of a liquidity event. Awards under the VCIP and OBIP generally time vest over five years and performance vest upon certain liquidity event conditions, subject to continued service through the vesting dates. The Company also has an option to repurchase awards under either plan at an amount deemed to be fair value for which the time-based vesting period has been completed, contingent on the employee’s termination of service. The fair value used by the Company has historically been determined by the Company’s board of directors with assistance of management at each reporting period by considering a number of objective and subjective factors including important developments in the Company’s operations, valuations performed by an independent third party, actual results and financial performance, the conditions in the CCaaS industry and the economy in general, volatility of comparable public companies, among other factors. On June 18, 2021, the Company consummated the Merger in which all outstanding VCIP and OBIP awards became fully vested and were recorded as compensation expense. The VCIP and OBIP awards are paid to the plan participants in a combination of cash and shares. A liability was accrued for unpaid cash bonus and the stock portion was recorded to additional paid-in capital for undelivered equity shares. The fair value of the VCIP and OBIP accrued liability for unpaid cash bonus was determined based on the terms of the respective VCIP and OBIP agreements. Since the inputs used to measure fair value are directly or indirectly observable in the marketplace, VCIP and OBIP accrued liability was transferred out of the Level 3 fair value measurement to the Level 2 fair value measurement upon the consummation of the Merger on June 18, 2021.
Management Incentive Units
During 2019, LiveVox TopCo, LLC (“LiveVox TopCo”), a Delaware limited liability company and the sole stockholder of the Company prior to the Merger, established a Management Incentive Unit program whereby the LiveVox board of directors has the power and discretion to approve the issuance of Class B Units of LiveVox TopCo that represent management incentive units (which we call “Management Incentive Units” or “MIUs”) to any manager, director, employee, officer or consultant of the Company or its subsidiaries. Vesting begins on the date of issuance, and the MIUs vest ratably over five years with 20% of the MIUs vesting on each anniversary of a specified vesting commencement date, subject to the grantee’s continued employment with the Company on the applicable vesting date. Vesting of the MIUs will accelerate upon consummation of a “sale of the company”, which is defined in the LiveVox TopCo limited liability company agreement. The Company recognizes compensation expense on a straight-line basis over the requisite service period of five years. Stock-based compensation for MIUs is measured based on the grant date fair value of the award using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation are holding period, expected share-price volatility, discount for lack of marketability, and risk-free interest rate.
2021 Equity Incentive Plan
On June 16, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective upon the closing of the Merger on June 18, 2021. The Compensation Committee of the Company approved 4,654,320 RSU and 1,601,875 PSU awards in the third quarter of 2021 to directors, executive officers, other employees, and consultants of the Company. RSUs are subject only to service conditions and typically vest over periods ranging from three to six years based on the grantee’s role in the Company. PSUs are granted to certain key employees and vest either based on the achievement of predetermined market conditions, or based on both service and market conditions. Awards settled in shares of Class A common stock are classified as equity and awards settled in cash are classified as liabilities. Equity-classified awards are generally recognized as compensation expense over an employee’s requisite service period or a nonemployee’s vesting period on the basis of the grant-date fair value. Liability-classified awards are initially based on the grant-date fair value and subsequently remeasured at each reporting date to the then-current fair value. The Company recognizes compensation expense of RSUs using the straight-line method, and recognizes compensation expense of PSUs subject to graded market vesting using the accelerated attribution method. The fair value of the RSUs is estimated by using the closing price of the Company’s Class A common stock on The Nasdaq Global Select Market on the measurement date. The fair value of the PSUs at each measurement date is estimated by using a Monte Carlo simulation. The key inputs used in the Monte Carlo simulation are stock price, expected share-price volatility, expected life, risk-free interest rate, and vesting hurdles.

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

Public and Forward Purchase Warrants
Prior to the Merger, Crescent issued 7,000,000 private placement warrants (“Private Warrants”) and 12,500,000 public warrants (“Public Warrants”) at the close of Crescent’s initial public offering (“IPO”) on March 7, 2019. As an incentive for LiveVox to enter into the Merger Agreement, pursuant to the Sponsor Support Agreement dated January 13, 2021, Crescent’s sponsor agreed to the cancellation of all of the Private Warrants prior to the Closing Date. 833,333 Forward Purchase Warrants (“Forward Purchase Warrants”) were issued pursuant to the Forward Purchase Agreement dated January 13, 2021 between Crescent and LiveVox. The 12,500,000 Public Warrants and the 833,333 Forward Purchase Warrants (collectively “Warrants”) remain outstanding after the Merger. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments.
Upon consummation of the Merger, the Company concluded that (a) the Public Warrants meet the derivative scope exception for contracts in the Company’s own stock and are recorded in stockholders’ equity and (b) the Forward Purchase Warrants do not meet the derivative scope exception and are recorded as liabilities on the consolidated balance sheets at fair value upon the Merger, with subsequent changes in the fair value recognized in the consolidated statements of operations and comprehensive loss at each reporting date. The Forward Purchase Warrants are classified as Level 3 fair value measurement and the fair value is measured using a Black-Scholes option pricing model. Inherent in options pricing models are assumptions related to current stock price, exercise price, expected share-price volatility, expected life, risk-free interest rate and dividend yield.

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
As of September 30, 2021 and December 31, 2020, no single customer represented more than 10% of the Company’s accounts receivable. For the three and nine months ended September 30, 2021 and 2020, no single customer represented more than 10% of the Company’s revenue.
The Company relies on third parties for telecommunication, bandwidth, and colocation services that are included in cost of revenue.
As of September 30, 2021, two vendors accounted for approximately 43% of the Company’s total accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at September 30, 2021. As of December 31, 2020, two vendors accounted for approximately 55% of the Company’s accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at December 31, 2020. The Company believes there could be a material impact on future operating results should a relationship with an existing supplier cease.

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

Foreign exchange risk
The Company reports its results in U.S. dollars, which is its reporting currency. The functional currency of the Company’s foreign subsidiaries is their local currency. We also have international sales that are denominated in foreign currencies. For these international subsidiaries and customers, the monetary assets and liabilities are translated into U.S. dollars at the current exchange rate as of the balance sheet date, and all non-monetary assets and liabilities are translated into U.S. dollars at historical exchange rates. Revenue and expenses are translated using average rates in effect on a monthly basis. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity (accumulated other comprehensive loss), unless there is a sale or complete liquidation of the underlying foreign investments, or the adjustment is inconsequential.
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

ITEM 4. CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021.

Based on management’s evaluation, our CEO and CFO concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide assurance at a reasonable level.
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

Changes in internal control over financial reporting
On June 18, 2021, we completed the Merger with Crescent. We are engaged in the process of the design and implementation of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in a manner commensurate with the scale of our operations subsequent to the Merger.
There have been no other changes in our internal control over financial reporting during our most recent fiscal quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those results in this Quarterly Report are described in Crescent Acquisition Corp’s Definitive Proxy Statement (the “Proxy”) on Schedule 14A filed with the SEC on May 14, 2021, and our Current Report relating to the Merger on Form 8-K (the “Super 8-K”) filed with the SEC on June 24, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Proxy and the Super 8-K, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not sell any equity securities during the period covered in this report that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On November 11, 2021, the Company entered into letter agreements (the “Acceleration Letters”) with each of Louis Summe, Chief Executive Officer and Director, Gregory Clevenger, Chief Financial Officer and Executive Vice President, and Alexis Waadt, Vice President of Investor Relations, which amend the Restricted Stock Unit Award Agreements entered into between the Company and each of Messrs. Summe and Clevenger and Ms. Waadt on August 18, 2021 to provide certain qualifying termination protections.
Under the Acceleration Letters, if, (a) in connection with a “change in control,” the restricted stock units granted under the applicable Restricted Stock Unit Award Agreement are assumed, continued or substituted in accordance with Section 13(c)(i) of the Company’s 2021 Equity Incentive Plan (such award as assumed, continued or substituted, the “Converted RSU Award”) and (b) the applicable executive’s service is terminated by the Company without “cause” or such executive resigns with “good reason,” in each case, within six months following the consummation of such “change in control,” then, subject to such executive’s execution of a release of claims in favor of the Company, any unvested portion of such executive’s Converted RSU Award shall fully vest.
The foregoing description of the Acceleration Letters is qualified in its entirety by the text of the letters entered into with each of Messrs. Summe and Clevenger and Ms. Waadt, the form of which is attached to this Quarterly Report as Exhibit 10.2 and incorporated herein by reference.

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
10.1
Seventh Amendment to Credit Agreement, dated as of August 2, 2021, by and among the Company, the other loan parties party thereto, each lender party thereto and PNC Bank, National Association, as administrative agent for the lenders party thereto (filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Company on August 13, 2021 and incorporated herein by reference).

10.2*	Form of Letter Agreement between the Company and certain of its executive officers with respect to the acceleration of restricted stock unit awards
31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer, pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer, pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020, (iii) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (v) the Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

LiveVox Holdings, Inc.

Date: November 12, 2021	By:	/s/ Louis Summe
Louis Summe
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Gregg Clevenger
Gregg Clevenger
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)