Form 10-K
period 2021-12-31
LiveVox Holdings, Inc.
filed 2022-03-11
CIK 1723648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _______ to _______

Commission file number 001-38825
LIVEVOX HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-3447941
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

655 Montgomery Street, Suite 1000, San Francisco, CA 94111
(Address of principal executive offices) (Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☒
Non-Accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $143,338,563.
As of March 7, 2022, the registrant had 98,240,727 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact included in this Annual Report, regarding the future financial performance of LiveVox Holdings, Inc. (“LiveVox” or the “Company”), as well as LiveVox’s strategy, future operations, future operating results, financial position, expectations regarding revenue, losses, and costs, prospects, plans and objectives of management are forward-looking statements. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report are subject to risks and uncertainties that may include, for example:

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
•the effect of legal, tax and regulatory changes;
•the Company’s ability to maintain its listing on The Nasdaq Stock Market LLC (“Nasdaq”);
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
•the ability to obtain third-party software licenses for use in or with the Company’s products; and
•the business, operations and financial performance of the Company, including market conditions and global and economic factors beyond the Company’s control.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other risk factors included herein. Forward-looking statements reflect current views about LiveVox’s plans, strategies and prospects, which are based on information available as of the date of this Annual Report. Except to the extent required by applicable law, LiveVox undertakes no obligation (and expressly disclaims any such obligation) to update or revise the forward-looking statements whether as a result of new information, future events or otherwise.
ii

PART I

ITEM 1. BUSINESS
Unless the context otherwise requires, the “Company,” “LiveVox,” “we,” “us” or “our” and similar terms refer to LiveVox Holdings, Inc. (formerly known as Crescent Acquisition Corp), and its subsidiaries, collectively.

Merger
On June 18, 2021 (the “Closing Date” or “Closing”), Crescent Acquisition Corp, a Delaware corporation (“Crescent”), consummated the previously announced business combination pursuant to an Agreement and Plan of Merger, dated January 13, 2021 (the “Merger Agreement”), by and among Crescent, Function Acquisition I Corp, a Delaware corporation and direct, wholly owned subsidiary of Crescent (“First Merger Sub”), Function Acquisition II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Crescent (“Second Merger Sub”), LiveVox Holdings, Inc., a Delaware corporation (“Old LiveVox”), and GGC Services Holdco, Inc., a Delaware corporation, solely in its capacity as the representative, agent and attorney-in-fact (in such capacity, the “Stockholder Representative”) of LiveVox TopCo, LLC (“LiveVox TopCo”), a Delaware limited liability company and the sole stockholder of Old LiveVox as of immediately prior to Closing (the “LiveVox Stockholder”). Pursuant to the Merger Agreement, a business combination between Crescent and Old LiveVox was effected through (a) the merger of First Merger Sub with and into Old LiveVox, with Old LiveVox continuing as the surviving corporation (the “First Merger”) and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Old LiveVox with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity (the “Second Merger”, and collectively with the other transactions described in the Merger Agreement, the “Merger”). On the Closing Date, Crescent changed its name to “LiveVox Holdings, Inc.” and Second Merger Sub changed its name to “LiveVox Intermediate LLC”. See Note 3 to our consolidated financial statements included in Part II, Item 8 of this Annual Report for further discussion of the Merger.
On June 22, 2021, the Company’s ticker symbols on Nasdaq for its Class A common stock, warrants to purchase Class A common stock and public units were changed to “LVOX,” “LVOXW” and “LVOXU,” respectively.

Business Overview
LiveVox is a next generation, cloud-based contact-center-as-a-service (CCaaS) platform focused on deployments in both mid-market and enterprise organizations. Our mission is to help contact centers maximize their performance by seamlessly integrating omnichannel communications (voice, email, chat, SMS, etc.), artificial intelligence (AI), customer relationship management (CRM) and workforce optimization (WFO), in an easy-to-implement and easy-to-optimize platform. Built on a scalable, public cloud infrastructure, LiveVox can serve as a self-contained, out-of-the-box solution, or as a foundational platform that connects to other services through application programming interfaces (APIs). Facilitating more than 14 billion transactions annually, we have built a differentiated approach to the contact center software market, complemented by an attractive financial model.

•Large and growing CCaaS market opportunity: The contact center market is in the early stages of a shift to cloud-based solutions and we estimate that the vast majority of call center agents are not using cloud-based solutions today. Various trends are driving this transition, including digital transformation, the automation of manual contact center labor, and the need for AI-enabled analytics to support omnichannel workflows and agents. We estimate the contact center market to be approximately $27 billion for 2021, of which approximately $4 billion is comprised of cloud-based solutions. LiveVox and other industry sources estimate the total spend of this market to reach approximately $83 billion by 2030. As enterprises continue to execute on their digital transformation strategies, we believe we are well positioned to capture a meaningful amount of this growth as we increase our investment in sales and marketing to educate more potential customers about our platform.
•Differentiated product: We offer a cloud-based, enterprise-focused contact center solution. The LiveVox Platform consists of innovative cloud-based AI and omnichannel offerings, anchored by its native CRM solution. Our products are designed to enable customers to remove legacy technology barriers and accelerate adoption of cloud-based solutions, regardless of their digital transformation journey status. Our platform is configured with features and functionalities as well as compliance standards and capabilities, and integrations with many existing third-party solutions, providing customers with a simple and scalable implementation process. We believe that our integrated offering accelerates the adoption of cloud-based contact center solutions, eliminates data silos, and allows our users to maximize engagement with their customers and create differentiated end user experiences. We believe that we are currently the only company to offer a product that integrates Omnichannel, Contact Center, CRM, WFO and AI capabilities in a single offering.
◦Integration: Our products integrate AI and omnichannel capabilities under one platform, alongside CRM and WFO functionalities, equipping customers with a single platform to support their contact center capabilities while providing consistent platform-wide analysis and reporting.

◦Approach to CRM and data: Our products unify multiple disparate systems that clients already have in place by integrating the existing systems of record, many of the CRMs already within departments, and other often-used communication platforms, in order to present a single view of all customer conversations. Additionally, the platform provides a variety of integration methods, from data exchange methods, APIs, visual integration points through our embedded framework to a Robotic Process Automation library. Moreover, the CRM platform is used for a number of out-of-the-box use-cases, such as delivering customer service and ticketing functionality, lead management workflows and follow-up cadences, and agent guides and knowledge management tools.
◦Enterprise-grade architecture: We offer enterprise-grade compliance, security, and governance capabilities that benefit our customers, many of whom are in highly regulated industries. While our platform is scalable for businesses of all sizes, currently it primarily serves enterprise companies with complex contact center needs, interactions in the millions, and use cases focused on the needs of a modern contact center.
•Attractive financial profile, underpinned by the following qualities:
◦Recurring revenue model: We typically sell our products to customers under one- to three-year subscription contracts that stipulate a minimum amount of monthly usage and associated revenue with the ability for the customer to consume more usage above the minimum contract amount each month. Our subscription revenue is comprised of the minimum usage revenue under contract (which we call “contract revenue”) and amounts billed for usage above the minimum contract value (which we call “excess usage revenue”), both of which are recognized on a monthly basis following deployment to the customer. Excess usage revenue is deemed to be specific to the month in which the usage occurs, since the minimum usage commitments reset at the beginning of each month. For the year ended December 31, 2021, our total revenue was $119.2 million, 98% of which was subscription revenue (including contract revenue and excess usage revenue), with the remainder consisting of professional services and other non-recurring revenue derived from the implementation of our products.
◦Attractive unit economics: We benefit from strong sales efficiency, driven by the productivity of our salesforce and flexible commercial model. This model seeks to meet customers at any stage of their digital transformation by utilizing a “land and expand” strategy that allows us to provide a subset of our full contact center solution to meet a customer’s initial requirements, and then expand that relationship by providing more features and functionality that empowers the customer to continue on their journey to greater digital and AI adoption. For the year ended December 31, 2021, our net revenue retention rate for the last twelve month period (“LTM”) was 105%, and our average net revenue retention rate was 112% over the period 2018 to 2021. We estimate that the average calculated lifetime value of our customers is approximately 7 times the associated cost of acquiring them for the time period from 2018 to 2021.
We intend to build on this foundation and have strategically increased our sales and marketing investment to capture future opportunities, including by increasing the size and reach of our go-to-market organization, expanding our channel and geographic presence, and continuing to build on the efficiency and productivity of our salesforce.

Shift to Cloud-Based CCaaS Solutions
We believe that the vast majority of today’s businesses are still using on-premise solutions and that the market for cloud-based contact center software is growing rapidly, driven by a number of factors including the following:

•Digital transformation: Many companies continue to modernize all aspects of their businesses, incorporating digital, mobile, and cloud technologies in all areas. This is especially true for contact centers, where cloud-based solutions increase agility, flexibility, and efficiency. As more retail transactions occur online and not in a physical storefront, the contact center plays a bigger role in a consumer's learning and buying process. Consumers’ preferences are moving away from voice to digital, and our platform enables companies to provide a digital-first service option.
•Automation of manual labor: Human labor has traditionally been a necessity and the largest area of spend for the contact center. However, modern AI and cloud technologies support offerings that streamline manual processes. As these solutions reach cost and performance parity with manual labor, we expect their penetration to further increase.
•Increased focus on customer experience: In the past, contact centers were viewed primarily as cost centers. Today, they are viewed as an important part of the customer experience, and, ultimately, the enterprise brand. As a result, the contact center is viewed as a key point of contact in facilitating a high-value customer experience. Contact centers are increasingly focused on user engagement, resulting in greater focus on AI-enabled analytics and CRM. Organizations are subsequently evaluating their technology strategies and the role of the contact center agent, and increasingly shifting to cloud-based solutions.
•Increased demand for work-from-home flexibility: Historically, organizations viewed on-premise infrastructure as better suited for deployments with significant security, compliance, and governance requirements. Those beliefs have evolved more towards acceptance of cloud-based solutions in recent years. The COVID-19 pandemic accelerated this evolution, as it caused a rapid increase in remote work and distributed workforces.

LiveVox’s Market Opportunity
Our CCaaS market opportunity consists of the total spend on contact center software solutions. We estimate this market to have been approximately $27 billion in 2021, of which approximately $4 billion was comprised of cloud-based solutions and we estimate the market to reach approximately $83 billion by 2030. While the contact center market is our initial focus, we are seeing a major convergence take place as the CCaaS market converges with the CRM market, as well as digital-first service platforms. This convergence, along with our product set, positions us well to capture the newly converged marketplace and deliver our clients a solution that is easy to deploy and manage.
We believe that the majority of our addressable market is unpenetrated today. Over time, we expect our total addressable market to grow considerably, due to a combination of cloud-based market tailwinds, our shift into new products to expand our addressable market, and contact center labor automation.

LiveVox’s Offerings
Our cloud-based contact center platform is a comprehensive, integrated suite of omnichannel, AI, CRM, and WFO capabilities. Our platform is differentiated by the following characteristics:

•Purpose-Built CRM: Our contact center focused CRM platform provides agents with all of the capabilities to deliver superior customer service by unifying communication channels, optimizing the desktop experience and ensuring connectivity and collaboration throughout the enterprise. By creating a single pane of glass, the LiveVox Platform provides a view into all of the communication channels utilized by consumers along with the details of each conversation. The CRM further enhances every conversation by allowing a seamless shift for agents between channels for greater problem-to-resolution speed. The configurable desktop is designed to fit the needs of a complex workforce across multiple use cases and verticals, embedding not only third-party platforms but also providing a robotic process automation framework, helping our customers connect agent actions to enterprise processes.
•Investments in Digital: We continue to see an immense increase in digital adoption across our client base. A majority of our customers are now utilizing non-voice communication to respond to and connect with consumers. Our most comprehensive and fully integrated digital communication offering provides our customers with native support of SMS, email, chat & WhatsApp channels. With the continued adoption and growth of these consumer channels, our customers can provide consumers support, launch campaigns, orchestrate workflows and utilize our messaging APIs to deliver customer service through the consumers’ channel of choice.
•Automation & AI: The continued advancements in AI technology have allowed the LiveVox Platform to further enhance the delivery and optimization of customer service workflows. The combination of AI technology, voice and digital channels along with CRM data has helped to substantially decrease the required time to implement and optimize AI virtual agents & chatbots for our customers. Our customers continue to see tremendous ROI in digitally responding to customer inquiries along with increases in consumer satisfaction due to an improvement in self-service options. Paired with our WEM (Workforce Engagement Tools), our AI-driven conversation analytics and agent coaching helps contact centers automate feedback delivery and facilitate improvement to the agent community.
•Performance Analytics & Insights: The combination of products within the LiveVox Platform provides our customers a unique capability to combine CRM, operational performance, agent performance and conversational analytics data sets. This data combination gives insight into the full customer journey across channels and provides our customers the capability to measure as well as identify gaps in customer service. What is commonly a large scale data mapping project is available to our customers out of the box with many pre-built templates across verticals and use cases, thus decreasing the technical labor needed for data cleansing and conserving resources for deeper-level analytics.

Benefits to LiveVox’s Customers
Our platform uses AI capabilities to accelerate digital transformation for our customers. We believe that the following key attributes differentiate our platform, to both our customers and their end users:

•Scalable, easy to use platform: Our omnichannel/AI solution integrates with customers’ existing vendors, providing a flexible data platform that scales to reach customers as businesses grow. We allow businesses to rapidly adapt their strategies to meet the standards of changing technology and regulatory environments, in a simple product that is configured with value-added products built for mid-size and enterprise customers. Our customers can easily add new communication channels, enable higher levels of automation for their organization and reliably expand capabilities without having to upgrade and obtain new software.
•Accelerating digital transformation: Our products enhance customers’ abilities to transform their businesses, increase agility, facilitate automation and create amazing customer experiences. Our advanced omnichannel / AI capabilities and WFO tools provide insights on both our customers’ contact center operations, as well as on their clients. These insights facilitate strong customer and end user experiences, while improving agent productivity, in addition to helping customers deliver superior service to their clients.
•Cost-efficient and faster time to utilization: Our commercial model typically requires lower implementation costs and resources when compared to other solutions, and following implementation, customers are able to scale their spend with their contact center needs. Our AI-configured, native CRM facilitates faster deployments for our customers, enabling them to avoid long, costly integrations and the complexity that agents face when navigating multiple systems of record. This helps our customers deliver more personalized service at scale through more customer-centric conversations regardless of the channel of communication utilized.
•Consistent and continuous experience for end users: Our integrated suite of products improves the end user experience by combining all of a user’s information, providing them with a consistent experience across SMS, voice, web, chat, and other channels, with all of their information stored in one central location. Today’s modern contact center needs to route the right communication to the right agents, providing agents access to a single view of pertinent customer information in real time to facilitate a seamless customer journey.

Growth Strategies
We are driving considerable growth in our business by executing across a number of strategies including:

•Acquire new customers: We increased our investment in sales and marketing to grow our customer base. In 2021, we grew our go-to-market team by 63%, adding to all sales and marketing functions as well as building out a channel team and strategy.
•Increase revenue from existing customers: We benefit from a land and expand model in which our revenue from existing customers grows over time. This is driven by our focus on large enterprise customers, as well as our sales strategy in which we often “land” in a single department or line of business, providing us a strong upsell potential over time to expand the amount of business we do with a customer. For the last four years ending December 31, 2021, our LTM net revenue retention rate was 112%, on average. We believe a considerable opportunity exists for additional revenue from our existing customers through the sale of additional seats and products. We have identified opportunities we believe will allow us to expand our revenue from existing customers based on seats that are not currently using our software. We will continue to invest resources into identifying and executing on opportunities for increased penetration with existing customers.
•Accelerate product innovation: We believe our platform is ideally suited for expansion and has a demonstrated track record of expanding the functionality and use cases of our products. Since 2014, we have expanded the functionality of our platform from an outbound-focused collections provider to an integrated omnichannel/AI platform that addresses all aspects of the agent experience. We will continue to invest in new technologies and harness existing ones.
•Grow the LiveVox Platform offering through partnerships and opportunistic M&A: We plan to continue to solidify our position as a competitive enterprise cloud-based contact center software company. In addition to ongoing organic investment and partnerships, we may continue to explore opportunistic M&A as a source of product expansion, geographic reach, and growth.

LiveVox’s Products
Our cloud contact center software is provided to customers on a subscription basis and consists of three major families of products that are all fully integrated to deliver a comprehensive end-to-end solution for our customers: CRM, Omnichannel and AI, and WFO. Our CRM platform, designed specifically for contact centers, acts as an orchestration layer, allowing customers to design customer journeys, create smart campaigns and ensure each interaction is routed to the appropriate employee. The combination of a unified data layer joined with omnichannel, AI and WFO functionalities ensures that customers receive what we view as all of the key components necessary to operate a modern contact center. The platform is built upon a public cloud infrastructure with the utilization of a micro-service architecture and a robust set of APIs, allowing for deep integrations and a network of partners further enhancing the platform.
CRM

•Contact Manager and Extract, Transform, and Load (“ETL”) Tools – At the core of the LiveVox Platform is a database layer that functions as a repository and orchestration layer for customers and their customer records. These records function as an index, allowing each communication to be appropriately matched to each customer. This database fills the need for customer service, sales, business process outsourcing (“BPO”) and any other of our customers to ensure no single interaction is orphaned. The combination of historical data, consumer attributes and consent are utilized by multiple applications to enhance consumers’ experiences in any channel, ensure that agents are provided relevant information and confirm analytical models are appropriately set up with the right data. Moreover, the application provides a visual layer, designed to understand customer population, create “what if” scenarios and execute both simple and complex segmentation strategies for personalized campaign launches in an Omnichannel environment. Additionally, we have invested in a robust set of ETL tools designed to integrate with customers’ existing modern CRM platforms, systems of records and legacy systems, ensuring consistent management of data and high reliability of future AI deployments.
•U-CRM – Provides a visual layer, surfacing relevant information to agents during every interaction. This offering provides relevant customer details, helping to expedite calls through a shorter authentication and verification process. Access to prior interactions across voice, email, SMS, chat and other channels helps agents understand use history and gives better context to the conversation. All communication channels are exposed to agents allowing them to send notifications via SMS or follow-up with an email in real time if the conversation requires it. Moreover, supporting attachments, key notes and account details are available through a single interface. A universal inbox ensures all non-voice interactions are routed to agents to easily access and respond to customer inquiries.
•U-Ticket – Creates support tickets and tracks all the relevant details to solve issues. This offering ensures that all communication (including phone calls, emails, chat conversations and SMS messages) is tracked, and relevant details provided to customer teams, helping them solve problems quickly and empowering the team with cross-organizational visibility. It automates processes to route tickets to appropriate teams for quicker resolution, close out customer requests for increased satisfaction, and escalate urgent issues to appropriate teams and managers. It also provides access to channels, by offering digital forms that allow for simple ticket classification and identification by customers 24 hours a day, seven days a week.
•U-Script – A visual agent flow tool designed to provide guidance and visual navigation to agents. U-Script is commonly utilized to improve training for new employees. The tool can be configured and modified by administrators and provided to agents on demand. Compliance teams seek to ensure appropriate disclosures are presented during each conversation and any customer responses are captured and recorded in an indexed database.
•Attempt Supervisor – Enables contact centers to set rules and restrictions relative to the number of voice calls attempted to any particular phone number and/or account. The application provides holistic capability to manage both campaign-based and manually initiated attempts across a number of granular settings including account type, telephone number type and a consumer’s resident state. The application provides a visual administrative layer allowing compliance professionals to set rules and restrictions based on their enterprise communication standards. This application helps customers ensure consistency in communication and respects consumer privacy and legal standards.
Omnichannel and AI

•Voice
◦Inbound – Provides customers with enterprise-grade voice services and features. Utilizing our unified data model, callers are automatically identified through a combination of automatic number identification match technology, third-party data lookups and/or customer self-authentication methods. Call history is dynamically retrieved, identifying prior agent conversations, agent ownership and/or unique customer attributes, helping to route calls via our automated call distributor. Callers are matched with agents based on a combination of availability, skills and proficiencies, ensuring the appropriate match of customer to agent. Administrators gain real-time visibility across their entire organization through a combination of dashboards, providing top-level metrics with drill-down capabilities and real-time coaching tools such as whisper, barge or take-over.
◦Outbound – Provides what we believe to be best-in-class outbound voice applications that combine the scalability of our platform with compliance standards required by companies in highly regulated industries. Our outbound voice capabilities function independently as a stand-alone service, as well as blended into inbound voice operations, allowing customers to maximize agent efficiency and adhere to inbound and outbound voice service level agreements (“SLA”). We believe that our architecture ensures that each outbound dialing system contains software and hardware separation necessary to comply with the highest of regulatory standards. Our outbound applications include the following functions:
▪Predictive dialing – a high-velocity dialing tool commonly utilized by sales organizations, enterprise customers and others obtaining strong forms of consent necessary to reach many customers in a short time with live agents. The system utilizes predictive algorithms, which adjust in real time to pair groups of agents with number of calls and consumer answer patterns.
▪Unattended dialing – a high-velocity voice messaging tool designed to deliver critical time-sensitive messages to consumers. Utilized particularly for the education, health care and financial services verticals to remind consumers of appointments and other vital business matters.
▪Outbound Interactive Voice Response (IVR) – a messaging application allowing consumers to opt into conversations with agents based on confirmation of good/services or to serve as an immediate escalation point. Commonly utilized in the financial services and health-care verticals for reminders and ability to speak with a contact center individual.
▪Manual dialing – a strictly manual environment allowing agents to manually initiate a call to consumer via a single click on a phone number and/or a manual entry of phone numbers into the agent phone panel. The manual systems do not contain any capability or capacity to make any other forms of calls and are commonly utilized by an organization unsure of current consent and/or a potential revocation of consent by the consumer.
▪Human Call Initiator - a proprietary outbound dialing system that allows agents to launch calls manually via a single click (i.e., single click/single call). The user interface is optimized to deliver a single phone number to an agent to initiate a call while ensuring that no call is dialed automatically.
•IVR and contact flow – We provide customers the tools to create cross-channel, self-service journeys that are customized for their customers. We offer a wide array of features allowing our customers to customize their IVRs, including drag-and-drop features, over 40 pre-built modules, Text to Speech capabilities, a library of professionally recorded voice prompts, and omnichannel capabilities. Additionally, our API modules within Contact Flow Editor permit customers to use representational state transfer APIs to integrate with existing systems. Our IVR supports a “bring-your-own bot environment” while also providing a number of connectors to leading bot and virtual agent providers.
•Dashboard, Reporting, Wall-Boards – We provide a series of dashboard and reporting interfaces across the entire product suite, with the ability to drill down to each individual interaction. A series of dashboards provide valuable insights by displaying real-time contact center metrics across voice, email, SMS, and chat, including agent performance, tickets created and quality of interactions. The bi-directional nature of the dashboards provides true visibility into the contact center. Agent performance views provide the ability to understand agent status and monitor an agent’s current conversation. The reporting suite offers a number of industry standard and best practice reports along with the capability to filter across multiple dimensions and combine interaction, agent and consumer data elements, providing true insight for enterprise organizations. Wallboards are specifically designed for large scale display options within a contact center, providing insight with a highly configurable interface and real-time alert capabilities.

•SMS Messaging – We provide a comprehensive SMS suite for customers ensuring that multiple use cases across many verticals are met. These offerings ensure that messages are delivered at a high throughput across short-code, long-code, toll-free number and 10-digit long code formats. The platform provides an attachment library and facilitates messages via rich communications systems protocols. Our aggregator-agnostic architecture supports the ability to independently route volume to observe high SLA standards for message delivery. Strategies and hold-out timeframes along with key word response management ensure customer service is always top of mind. The LiveVox Platform provides customers the ability to consistently observe guidelines published by the Cellular Telecommunications and Internet Association and offers customer tools for visibility of opt-ins and opt-outs across the consumer base. A universal inbox is provided to ensure SMS responses are appropriately routed, distributed and managed by agents.
•Email – Our email offerings provide campaign and email response capabilities, ensuring all email interactions are stored at the customer level. The campaign-based function provides an HTML build tool, helping customers easily configure templates, insert variables and ensure content meets brand standards. A universal inbox provides agents access to email responses, eliminating race conditions and ensuring every interaction is joined with a customer profile. We provide the ability to comply with the requirements of the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, and every receipt or removal of consent can be managed within the platform.
•WebChat – WebChat offers our customers the capability of providing service through a web-based or mobile channel, allowing customers to begin conversations instantly through any site. The WebChat product ensures text, images, documents and even screen-shares can be easily shared between consumers and agents to deliver quick problem resolution.
•Virtual Agents & Bots – We provide an environment that offers customers the ability to automate and enhance conversations with consumers. The platform offers three variants of assisted conversations:
◦Managed Virtual Agent – a custom-created virtual agent capability combining Natural Language Processing, Automated Speech (Text) Recognition and Learning Intents & Suggestions paired with human oversight. This offering provides customers a fully managed service of tuning and maintaining Virtual Agents & Bots.
◦Self-Service Virtual Agent – a self-directed model to create a virtual agent and/or bot utilizing a visual layer to prescribe intents, analyze patterns and create new automated flows for the virtual agent and/or bot. This is designed for simpler use cases, quicker deployments and smaller enterprise organizations needing to make small changes quickly.
◦Bring Your Own – provides the ability for our customers to integrate their own virtual agent provider into the LiveVox framework utilizing a low-code environment provided through the LiveVox Platform.
All of the above paths for customers offer three advantages: expedited deployments, enhanced customer experience and ability to deploy against any communication channel. Expedited deployments allow customers in a low-code setting to integrate or connect their virtual agent into the contact center setting and enrich each conversation through utilization of LiveVox CRM data directly within the virtual agent, which ensures the virtual agent has the proper context for many interactions. Enhanced customer experience is driven through virtual agent awareness of customers and their data through the LiveVox CRM. In addition, this CRM ensures seamless hand-offs between virtual agents and human agents within the contact center, should the need to escalate arise. Any of the virtual agent deployments may be set against a single or multiple channels in which customers operate, decreasing the need to build separate logic for each channel and ensuring consistency in virtual agent communication.
•Campaign management – We offer a sophisticated tool for managing segmentation and creating campaigns for customers. The visual editor allows for the creation of a variety of scenarios based on consumer attributes, prior interaction outcomes and compliance-based restrictions. Furthermore, strategies are utilized to optimize calling windows and message delivery based on inputs provided by the customer.
WFO

•Call and screen recording – Provides administrators the capability to record voice conversations as well as agent screens to help facilitate quality management activities, and to help with compliance and audits for customers in highly regulated verticals. A reporting graphical user interface (“GUI”) provides the ability to look up conversations and filter for auditing purposes.
•Business Intelligence – Provides administrators and operators business insight by combining CRM data with operational insight across channels through a combination of more than 150 reports and dashboards. The LiveVox analyzer tool gives analysts insight to map new variables and create key metrics and dashboards to discover valuable insights. A number of machine learning models can also be applied to this tool to optimize enterprise performance.
•Quality management – Provides feedback loops between contact center operators and agents by routing contact center interactions to quality management teams for evaluation and analysis. Quality teams can assign values and create scorecards to evaluate every interaction and provide instant agent feedback to ensure agent performance is optimized, documented, and ultimately improved on. An intuitive interface ensures a connection between quality teams and the agent desktop providing a single system to manage quality management. A learning library supports these efforts, giving operators the ability to assign learning material to further enhance agent conversations.

•Outside Collection Agency (OCA) analytics – Connects enterprise customers and the agencies that service them. This auditing tool provides enterprise customers the ability to track call volumes and call recordings to assess agent performance, compare against other outsourcers and create visibility through a normalized data set.
•Speech and Text analytics (SpeechIQ®) – Allows organizations to accurately and objectively monitor, analyze, and score all agent interactions with one intuitive tool by providing an understanding of call categorization and sentiment. The tool can be used to help identify regulatory risk, poor performance, or customer dissatisfaction.
•Agent Scheduling – Provides an interface for administrators and agents to create, modify, bid, and forecast schedules. The tool provides the ability for customers to forecast needed volumes of agents based on inbound volume as well as set goals for service levels. The agent scheduling capability extends to agents with the ability to view, modify and/or trade shifts amongst other agents.
•CSAT (Customer Satisfaction) – Gives customers the ability to understand consumer sentiment following an interaction, creating custom surveys delivered through the voice channel. A visual GUI provides the ability to analyze results for a deeper understanding at the interaction, agent, or contact center level.
•Administration and APIs – We provide a robust set of APIs allowing customers to operate a number of customer or vertical solutions for consumer communications. The API set is highly scalable, allowing enterprise level customers to utilize it for various use cases including channel communication purposes, agent modification, and creation. A robust set of roles and permissions provide customers control of the LiveVox portal environment, which allows the customer to limit access points and ensure compliance and security standards are met for enterprise organizations.

Professional Services
We offer comprehensive professional services to our customers to assist in the successful implementation and optimization of the LiveVox products. Our professional services include application configuration, system integration, business process optimization, technical support and training. Our customers may use our professional services team for initial implementation of our products or when expanding their use of our application suite.
Being cloud-native reduces implementation time and complexity by removing the need for on-premise hardware or dedicated infrastructure. We believe that we can deploy and optimize our products in significantly less time than required for deployments of legacy on-premise contact center systems. Because of this, our professional services engagements typically focus on optimization and process improvement, rather than installation or logistics. A full contact center suite of products can be implemented by us in as little as three weeks as compared to what we believe to be as much as six months for our competitors.
Our SmartStart Master Portal provides new customers the ability to be up and running in days through better integration and customer training tools, which are available to them on day one of implementation.

Customers
We had approximately 353 customers as of December 31, 2021, including enterprises, Fortune 1,000 financial institutions, and BPO firms. As of December 31, 2021, no single customer represented more than 10% of our revenues. Our enterprise customers span a variety of industries, including financial services (including leading banks and fin-techs), healthcare, consumer/retail, and telecommunications.

Sales and Marketing
Our go-to-market strategy is led by our direct sales force. This team is primarily focused on enterprise and mid-market organizations, which we define as organizations with greater than 50 seats and the estimated potential to spend at least $5,000 per month on our services. We have divided the sales team into three groups: (1) the national sales team comprised of (A) “Hunters” (who are responsible for new logo generation and who generally keep accounts with upsell potential for the first year following initial booking) and (B) “Farmers” (who are responsible for account upsell and retention following the transition from a Hunter) focused on accounts greater than or equal to 250 agents; (2) the mid-market sales team comprised of Hunters and Farmers focused on accounts between 50 and 250 agents; and (3) channel account managers who focus on facilitating sale leads from our increasingly growing channel partner ecosystem. We have developed a targeted and disciplined, outcomes-based land and expand sales strategy designed to enable our sales force to efficiently generate and close net new logo opportunities within our ideal customer profile. Additionally, we have a strategic cadence around upsell and cross-sell opportunities that center on regularly scheduled customer business reviews. These business reviews lead to additional products being showcased/positioned into our existing customer base.
Supporting both the National Account and Mid-Market Hunters is our outbound lead generation team, consisting of Business Development Reps (BDRs) and Sales Development Reps (SDRs). The BDRs work in concert with the Hunters through a specific named account strategy to drive high-quality leads through the sales funnel. The SDRs cultivate and nurture over 100,000 subscriber companies and prospects in partnership with the sales team while also fielding inbound prospect traffic (web chat and inbound inquiries) in an effort to bring them into the sales funnel as highly qualified leads.
Our marketing team uses a data-driven approach for lead generation and nurturing activities. Through a sophisticated marcom/technology stack, the team focuses on prospects that are the strongest fit and that have the highest propensity to buy. Using intent analytics, we craft streams of content and advertising specifically geared to each prospect and their product interests, in an effort to establish relevant awareness and interaction, and ultimately purchase consideration. To accomplish this, the team employs a multi-faceted approach, including content curation, a full array of digital marketing, trade shows, webinars, industry analyst programs, public relations, and more.
We intend to continue investing in initiatives to grow our team of business consultants, technical account managers, and customer success managers, while building out our marketing capabilities and continuing to improve sales force productivity.
In the third quarter of 2021, LiveVox introduced an indirect marketing team and strategy to support the Channel Sales Team of Channel Account Managers (CAMs) formed in July 2021.
The Channel’s go-to-market strategy is supported as follows:

•Partner Recruitment is supported through strategic marketing agreements with five top national Master Agent/TSB entities that drive access to top contact center reselling agents in our focused regions. Additionally, Channel Marketing supports the execution of numerous partner-facing events in the channel including regional events, roadshows, and industry tradeshows.
•Partner Enablement & Readiness is supported through programs that focus on educating our partners about LiveVox’s products, differentiators, and value proposition. This is accomplished through participation in partner trainings, regional CCaaS academies, and boot camps.
•End User Demand Generation is supported with the creation of through-partner campaigns and assets that empower our strategic partners to promote LiveVox to their existing and prospective customer bases.

Research and Development
Our research and development drives continuous innovation cycles for our contact center platform. Our functional, industry, and technology experts collaborate with customers and partners to analyze data trends, apply industry best practices, and innovate on new products that result in new features and functions regularly being added to the platform – a process we refer to as Data Driven Innovation (DDI). With our breadth of deeply integrated contact center products and over 325 customers, we have a wealth of data to drive new features for agent and customer experiences, including data analytics, machine learning, and artificial intelligence. These features are bundled and released three times a year.
Our core research and development operations are based in San Francisco, California; Medellin, Colombia; and Bangalore, India. This geographic footprint allows for recruitment from broad and diverse talent pools.

Technology and Operations
Our highly scalable SaaS platform was developed with the end user in mind. Our platform uses market-oriented research, as well as development and operational experience. Our platform is comprised of in-house developed intellectual property, and open source and commercially available components. Our platform is designed to be redundant and scalable, to leverage cloud-native capabilities in support of business continuity and disaster recovery (BCDR) functionality, and to support multi-tenancy from the ground up. In addition, the architecture is designed to support capacity increases on demand, facilitate continuous integration and continuous development (CI/CD), and permit life cycle management with minimal or no impact to customers’ use of our products.
We currently deliver our products globally from five public cloud third-party data center facilities located in Virginia, Ohio, Oregon, Canada, and Germany. Our infrastructure is designed to support real-time mission-critical telecommunications, applications, and operational support systems as well as multiple customer connectivity methods over carrier services as well as direct connect. Our infrastructure is built with redundant, fault-tolerant components in distinct and secure availability zones forming protective layers for our applications and customer data.
We have implemented and maintained an operations team that focuses on four primary pillars: capacity management, performance, security, and availability. The 24x7x365 operations teams ensure continuous health and reliability by monitoring our data centers, applications, and carrier services for potential issues, as well as manage capacity, evaluate potential security incidents, and maintain the overall health and integrity of our platform environments.

Competition

We believe that the cloud-based customer engagement and communications industry is highly competitive, and we expect competition to increase in the future. We face competition from established providers as well as emerging startups focusing on niche services and channels. Our key competitors include:

•traditional on-premise hardware business communications providers such as Avaya Inc., Alvaria, Cisco Systems, Inc., Mitel Networks Corporation, and partners that resell or license their software;
•cloud-based contact center software providers such as Five9, NICE InContact, Genesys, Serenova, 8x8, RingCentral and Talkdesk;
•digital engagement providers such as eGain Corporation, Lithium Technologies and LivePerson; and
•developer-focused software providers such as Amazon, and Twilio.
Most of our direct competitors have greater name recognition, longer operating histories, more diversified customer bases and larger marketing and development budgets. As a result, these competitors may have greater credibility with our existing and potential customers and may be better able to withstand an extended period of downward pricing pressure. Additionally, with cloud-deployment solutions gaining more adherents and technology advancing rapidly, we expect intensified competition in the future.
We believe the principal competitive factors in our markets include, but are not limited to:

•platform reliability and scalability;
•breadth and depth of platform features;
•compliance and security capabilities;
•ease of administration, integration, and use;
•ease and speed of deployment;
•domain expertise in contact center operations;
•strength of third-party partnership ecosystem;
•artificial intelligence capabilities; and
•scale and expertise offered to the growing market for customer engagement and contact center services.

Intellectual Property
We protect our proprietary information through a combination of contractual agreements (containing confidentiality provisions and licensing restrictions) and trade secret laws. We protect our brand through contractual provisions that require our consent before use of our brand, as well as through trademark registrations. Additionally, all LiveVox employees sign agreements containing confidentiality and intellectual property assignment provisions, whereby any intellectual property they might develop as LiveVox employees is assigned to LiveVox.
As of December 31, 2021, our intellectual property portfolio included four registered U.S. trademarks, two pending trademark applications, and one issued U.S. patent.
We use third-party technology to support our software platform under various license agreements with those third parties. These license agreements contain standard and customary licensing rights to use the technology. Third-party infringement claims pertaining to this third-party technology could have a disruptive effect on our operations.

Seasonality
We believe that there can be structural factors that may cause our revenues in the first half of a year to be lower than our revenues in the second half of the year. During the year ended December 31, 2021, 52% of our total revenues were generated in the second half of the year. We believe this is due to steadily increasing recurring revenue on our platform that typically drives higher revenue in the second half of each year.

Human Capital Resources
Our workforce is an integral part of our success, with a team of professionals including those focused on technology and operations, research and development, sales and marketing and general and administrative functions. As of December 31, 2021, our workforce consisted of 672 full-time employees, comprised of 239 in Technology and Operations, 174 in Research and Development, 197 in Sales and Marketing and 62 in General and Administrative.
We consider our LiveVox people community and the way we work to support each other and serve our customers to be the foundation of our success. The key human capital measures and objectives that we focus on in managing our business are: maintaining a strong team-first company culture, increasing our diversity, inclusion and belonging, offering fair and competitive compensation and benefits, investing in people and organizational development, protecting and enriching employee health and wellness, and sustaining a culture of respectful and effective communications.
Team-First Company Culture
We built a high-performance culture on our foundational aspirations expressed in the “LiveVox Way”: a combination of our values, operational priorities and strategic intent. These are:

•Develop great people;
•Marry innovation and discipline;
•Data-driven innovation cycle;
•Build sustainable competitive advantage; and
•Differentiated cloud-first company
The LiveVox Way guides what we invest in, how we work, what we measure and improve to serve all our stakeholders: customers, teammates, stockholders, suppliers, and the communities in which we operate.
Maintaining a culture where innovation thrives is a requirement for all SaaS companies. LiveVox pairs strong business planning discipline with agile development cycles to rapidly deliver innovative solutions our customers want. We align work plans vertically and horizontally throughout the organization using an OKR (Objectives and Key Results) framework. Our company-wide objectives and key measures of success apply and are visible to teams around the world. This strong operational alignment provides great visibility to manage our business and increases our competitive advantage. We quickly identify opportunities to exploit, and obstacles to remove, and we coordinate across teams to effectively manage change and drive higher performance.
LiveVox regularly recognizes teams and individuals for supporting each other and our customers, achieving promotions and other career milestones and even making it through a challenge. In addition to regular team and cross-functional operations calls, we conduct monthly global All Hands calls to keep everyone current, answer questions, and celebrate our teammates – shining the spotlight on our most valuable assets: our people.
We collect feedback from our people to better understand and improve the LiveVox career experience and to identify opportunities to strengthen our culture and our business results. 93% of employees have generally participated in our annual employee survey. Our engagement scores with employees have risen year over year for the last 4 years as we apply our ideas to improve the LiveVox experience. As of December 31, 2021, we have best-in-class career experience with an overall employee engagement favorability score of 88%. We regularly pulse our new hires, managers, and teammates to understand their interview and onboarding experiences, how our learning and development programs are working, and what more we can do to support them.
We are proud of the consistently distinctive efforts of our global teams and grateful for their loyalty. For many years, LiveVox has maintained an annual employee retention rate of over 90%. As of December 31, 2021, over 10% of our employees had been with our company over 10 years, and another estimated 27% had a tenure of between 5 and 10 years. This human continuity increases our ability to build centers of excellence, effectively transfer deep expertise in LiveVox solutions, and nurture a strong teamwork ethic. With our year-over-year growth, we have also added new talent, new skills, and new perspectives to our teams.
Diversity, Inclusion and Belonging at LiveVox
Being a global organization, diversity, inclusion, and belonging are part of the fabric of our culture. We also want to increase diversity at LiveVox, so we have implemented a strategy to do so.
First, we are boosting our cultural competence in seeking out new perspectives and ideas and incorporating them into our business. We do this by learning about and experiencing different cultural traditions and approaches to work. LiveVox hosts monthly events in alignment with our diversity calendar, sponsors Employee Affinity Groups with diverse interests, and has a growing “hands on” community outreach program in every country where we have employees. Activities connect employees to diverse and often under-served groups, fostering a greater sense of cultural appreciation, sensitivity, and a more personally enriching environment for everyone.
We actively teach how to seek out and incorporate new perspectives and ideas. Our People Operations Department delivers new hire and ongoing training in effectively giving and asking for feedback, how to be aware of and prevent unconscious bias, and data-driven performance management. These programs improve communication and foster an inclusive company culture which, in turn, helps us to attract and retain diverse talent.
We have clear anti-discrimination/harassment policies, and we enforce them. Our policies are clearly communicated in our Employee Handbook and Governance Policies – but we go further. During new hire on-boarding we clarify expected and unacceptable conduct. We conduct mandatory management training on anti-discrimination/harassment, and we train managers on how unconscious bias impacts business decisions and how to prevent it. Incidents are rare at LiveVox, but when they occur, our processes and practices ensure everyone in the process knows we take these situations very seriously. The tone starts at the top. Our leadership team walks the walk so everyone understands both what is expected of them, and the support they can count on if there are issues.

We are passionate about, and invest in, a fair and level playing field. Equal pay, equal equity and equal career opportunities are foundational to attracting and retaining a diverse workforce. Our people team maintains global job, salary and equity structures and decision-supporting tools and train managers on how to use them. Every compensation decision—at job offer, merit review, transfer and promotion—is made in the context of a job-level and internal comparator review. We conduct thorough, annual compensation cohort analyses to address outliers that may emerge.
In 2021, over 20% of our hires were identified by internal recruiters who source talent from diverse groups, targeting diverse talent in passive recruiting strategies.
The success of any project depends on measuring progress. The last element of our strategy is to monitor the success of our diversity and inclusion initiatives. Employee surveys are a great way to do this. We also compare our metrics to external benchmarks for an objective view of our progress.

Government Regulation
The following summarizes important, but not all, regulations that could impact our operations. Regulations are subject to judicial proceedings and to legislative and administrative proposals that could materially affect how LiveVox and others in our industry operate. The specific impact, however, cannot be predicted at this time.
The Federal Communications Commission (“FCC”) has jurisdiction over interstate and international telecommunications services and Voice over Internet Protocol (“VoIP”) telephony in the U.S. The FCC has not classified all Internet Protocol (“IP”)-enabled or VoIP communications services as unregulated information services or as regulated telecommunications services. Based on the nature of our IP-enabled services, we believe that many of those services are information services. Nonetheless, we acknowledge that the regulatory classification of IP-enabled services remains uncertain, and changes to the regulatory treatment of IP-based communications services could significantly affect our business.
LiveVox is registered with the FCC and began providing interconnected VoIP services in the second half of 2021. The FCC has imposed various regulatory requirements on interconnected VoIP providers that previously applied only to traditional telecommunications providers, such as obligations to provide 911 functionality, to contribute to the federal Universal Service and Telecommunications Relay Services Funds, to comply with regulations relating to local number portability, to abide by the FCC’s service discontinuance rules and to abide by the regulations concerning Customer Proprietary Network Information, outage reporting, access for persons with disabilities, the Communications Assistance for Law Enforcement Act and expanded obligations with respect to the transmission of emergency calls. In some instances, these regulations indirectly affect LiveVox because they directly apply to its customers or its suppliers. We cannot predict whether the FCC will impose additional requirements, regulations or charges upon interconnected VoIP services or other services that may include some voice functionality. Our IP-enabled services (including, where applicable, interconnected VoIP services), or customers who use such services, are or may be subject to some or all of the following regulations:

•The Telephone Consumer Protection Act of 1991 (TCPA), which regulates the use of automatic telephone dialing systems and artificial or prerecorded voice technologies to place calls and texts to wireless and residential landline telephone numbers. The FCC, the Federal Trade Commission and state attorneys general have the authority to enforce compliance with the TCPA. Moreover, the TCPA also allows aggrieved private parties to directly seek civil remedies and seek statutory-defined damages, which may be significant, for calls or text messages received without recipients’ proper consent. The scope and interpretation of these laws and regulations is inconsistent and continues to evolve and develop.
•The TRACED Act, which is designed to limit “robocalls” to consumers through a variety of mechanisms, such as call authentication requirements. The TRACED Act directs the FCC to conduct a number of different rulemaking proceedings and increases the FCC’s enforcement authority. The FCC adopted new rules and is conducting several proceedings to understand and address fraud and abuse in the form of illegal robocalling, and we are continuing to assess the impact of such proceedings and subsequent regulations on our business. Currently, recently adopted rules allow carriers to block certain calls that they determine to be unlawful or unwanted. The TRACED Act also revised the FCC’s ability to enforce the TCPA, and we cannot predict the impact of the recent rules adopted by the FCC or what the impact of new rules may be on our business at this time.
•The Telemarketing Sales Rule, which governs the manner of telemarketing outreach.
•FCC Universal Service regulations, which implement universal service support for access to communications services in rural and high-cost areas and to low-income consumers at reasonable rates; and access to advanced communications services by schools, libraries and rural health care providers. Any change in the FCC assessment methodology, or in our assessment of the applicability of the FCC assessment methodology to our business, may affect our revenue and expenses, but at this time, it is not possible to predict the extent LiveVox would be affected, if at all.
•Federal Trade Commission enforcement authority and regulations, which generally relate to advertising, privacy practices, and avoiding unfair and deceptive trade practices.

•The Fair Debt Collections Practices Act (FDCPA), which governs the manner of third-party debt collections. Regulation F, which implements the FDCPA and which took effect on November 30, 2021, governs third-party debt collectors and, among other things, limits the number of call attempts that a debt collector may make to a consumer to seven calls per account within a seven-day period. Once the debt collector makes actual contact with a consumer, the debt collector may not call the consumer again about that same account for a seven-day period.
•Various privacy and data protection regulations such as the Health Insurance Portability and Accountability Act, General Data Protection Regulation (GDPR), and California Consumer Privacy Act (CCPA).
•Consumer Financial Protection Bureau (CFPB) regulations
•Office of the Comptroller of Currency (OCC) regulations
•Various State Regulations LiveVox may also be subject to state laws and regulations affecting certain communications services or other parts of its business, including for example state requirements that are similar to the types of federal requirements discussed above.
•Various International Regulations To the extent that we provide products or services internationally, we are subject to additional foreign regulations that may be ambiguous or more restrictive than domestic law and regulations, such as the GDPR.
The application and interpretation of the federal, state, and international laws and regulations to which LiveVox, its products and its customers are subject are often uncertain, particularly given the new and rapidly evolving industry in which LiveVox operates. Because these federal, state, and international laws and regulations have continued to develop and evolve rapidly, it is possible that LiveVox or its customers may not be, or may not have been, compliant with all applicable laws or regulations. If LiveVox or its customers do not comply with current or future rules or regulations that apply to their respective businesses, LiveVox and its customers may face reputational harm, fines, penalties, investigations, forfeitures, costs, and operational restrictions and LiveVox may have to restructure its products, create new products, and otherwise adapt to the changing legal and regulatory landscape, all of which could adversely affect our business operations. Refer to Item 1A of Part I of this Annual Report for more information.

Available Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the internet at the SEC’s website at www.sec.gov. Our SEC filings are also available free of charge on the Investor Relations page of our website at www.livevox.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Additional information, including our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and board of directors’ committee charters, can also be found on the Investor Relations page of our website at www.livevox.com. The contents of SEC’s and our websites are not incorporated into this Annual Report. Further, our references to the uniform resource locator for these websites are intended to be inactive textual references only.

Implications of Being an Emerging Growth Company
We are an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act (“JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.
We will remain an EGC until the earlier of (1) the last day of the fiscal year (a) 2024, which is the fifth anniversary of the closing of Crescent’s initial public offering, (b) in which we have total annual gross revenue of at least $1,070,000,000, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700,000,000 as of the prior fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1,000,000,000 in non-convertible debt during the prior three-year period. References herein to EGC shall have the meaning associated with it in the JOBS Act.

ITEM 1A. RISK FACTORS

The occurrence of one or more of the events or circumstances described in the following risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on the business, cash flows, financial condition and results of operations of LiveVox. In reviewing these risk factors, you should also consider the ongoing COVID-19 pandemic and its consequences, which implicate, and may amplify, the risks and uncertainties facing LiveVox, and their potential impact on LiveVox’s business, financial position and results of operations. You should carefully review and consider the following risk factors in addition to the other information included in this Annual Report, including matters addressed in the section entitled “Special Note Regarding Forward-Looking Statements.” LiveVox may face additional risks and uncertainties that are not presently known to the Company, or that the Company currently deems immaterial, which may also impair LiveVox’s business or financial condition. The following discussion should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Part II, Item 8 of this Annual Report.

Summary Risk Factors
The following summary description sets forth an overview of the material risks we are exposed to in the normal course of our business activities:

•If we are unable to attract new customers or sell additional products and functionality to our existing customers, our revenue and revenue growth will be harmed.
•The effects of the COVID-19 pandemic have had and could continue to have a material adverse effect on our results of operations and financial condition or on the operations of many of our customers and third-party suppliers, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
•Our recent rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may fail to manage our growth effectively.
•We have a history of losses and we may be unable to achieve or sustain profitability.
•We depend on our senior management team, and the loss of one or more key employees or an inability to attract and retain highly skilled executives and other employees could harm our business and results of operations.
•Failure to adequately retain our key employees, including those in our sales force, could impede our growth.
•The markets in which we participate involve numerous competitors and are highly competitive, and if we do not compete effectively, our operating results could be harmed.
•If we fail to grow our marketing capabilities and develop widespread brand awareness cost effectively, our business may suffer.
•We may expand our international operations, which would expose us to significant risks.
•If we fail to manage our technical operations infrastructure, our existing customers may experience service outages, our new customers may experience delays in the deployment of our products, and we could be subject to, among other things, claims for credits or damages.
•Data security incidents and cybersecurity breaches could harm our reputation, cause us to modify business practices and otherwise adversely affect business, and subject us to liability.
•We rely on third-party telecommunications and internet service providers to provide our products, including connectivity to our cloud contact center software, and any failure by these service providers to provide reliable services could cause us to lose customers and subject us to claims for credits or damages, among other things.
•If our products fail, or are perceived to fail, to perform properly or if they contain technical defects, our reputation could be harmed, our market share may decline, and/or we could be subject to product liability claims.
•The contact center software market is subject to rapid technological change, and we must develop and sell incremental and new features and products in order to maintain and grow our business.
•Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
•We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
•We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which would adversely affect our results of operations and financial condition.
•The terms of our indebtedness could adversely affect our business.
•Alleged or actual failure by us, our competitors, or other companies to comply with the constantly evolving legal and contractual environment surrounding calling or texting, and the governmental or private enforcement actions related thereto, could harm our business, financial condition, results of operations and cash flows.
•Privacy concerns and domestic or foreign laws and regulations may reduce the demand for our solution, increase our costs and harm our business.
•Increased taxes and surcharges (including Universal Service Fund, whether labeled a “tax,” “surcharge,” or other designation) on our products may increase our customers’ cost of using our products and/or increase our costs and reduce our profit margins to the extent the costs are not passed through to our customers, and we may be subject to liabilities for past sales and other taxes, surcharges and fees.

•Requirements for us or our suppliers to pay federal or state universal service fund contribution amounts and assessments (either we paying directly or paying through our suppliers in the form of surcharges) for other telecommunications funds or taxes could impact the desirability and profitability of our products.
•Changes in government regulation applicable to the collections industry or any failure of us or our customers to comply with existing regulations could result in the suspension, termination or impairment of the ability of us or our customers to conduct business, may require the payment of significant fines by us or our customers and could require changes in customer’s businesses that would reduce the need for our products, or require other significant expenditures.
•We have never paid cash dividends and do not anticipate paying any cash dividends on our common stock.
•Anti-takeover provisions contained in our Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
•Our quarterly and annual results may fluctuate significantly and may not fully reflect the underlying performance of our business.
•We may acquire other companies or technologies or be the target of strategic transactions, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report, including our audited consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business and Industry
If we are unable to attract new customers or sell additional products and functionality to our existing customers, our revenue and revenue growth will be harmed.
To increase our revenue, we must add new customers, increase the amount and types of business we do with existing customers, and encourage existing customers to renew their product subscriptions on terms favorable to us. As our industry matures, as our customers experience seasonal trends in their business, or as competitors introduce lower cost or differentiated products or services that are perceived to compete favorably with us, our ability to add new customers and renew, maintain or sell additional products to existing customers based on pricing, cost of ownership, technology and functionality could be harmed. As a result, our existing customers may not renew their agreements or may decrease the amount of business they do with us, or may place increased pressure on us for pricing concessions, and we may be unable to attract new customers or grow or maintain our business with existing customers, each of which could harm our revenue and growth.

The effects of the COVID-19 pandemic have had and could continue to have a material adverse effect on our results of operations and financial condition or on the operations of many of our customers and third-party suppliers, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
In December 2019, a novel coronavirus disease known as COVID-19 was reported and on March 11, 2020, the World Health Organization, or WHO, characterized COVID-19 as a pandemic. This pandemic has resulted in a widespread health crisis that has continued to significantly harm the U.S. and global economies and has caused significant fluctuation in financial markets and regulatory frameworks and may impact demand for our products.
In accordance with the various and changing regulatory frameworks and social distancing and other business or office closure orders and recommendations of applicable government agencies, all of our employees transitioned to work-from-home operations and we canceled all business travel by our employees except where necessary and properly authorized, which changed how we operate our business. Our customers and business partners are also subject to various and changing regulatory frameworks and social distancing and business or office closure orders and recommendations and travel restrictions or prohibitions, which have changed the way we interact with our customers and business partners. Recently, we have re-opened our U.S. and foreign offices for employees to voluntarily return, subject to capacity restrictions and applicable government regulations, including relating to COVID-19 vaccination, testing, and masking. We have also reinstated business travel on a voluntary basis and subject to prior approval. Our efforts to re-open our offices, comply with government regulations regarding COVID-19 vaccination, testing, and masking, and reinstate business travel safely may not be successful, could expose our employees and customers to health risks and us to associated liability, and will involve additional financial and administrative burdens.
Moreover, the conditions caused by the COVID-19 pandemic, the extent of which depends upon its prolonged impact, has or may:

•harm our ability to renew and maintain our relationships with our existing customers;
•cause our existing customers to reduce the amount of business they do with us, seek price concessions, declare bankruptcy or go out of business, which would harm our revenue;
•result in some of our customers failing to comply with the terms of their agreements, including payment terms, due to economic uncertainty, financial hardship, and even failure of these businesses, which could result in us being required to take action to collect payments, terminate their product subscriptions, increase accounts receivable, and reduce consumer collections, any of which could increase our expenses, reduce our cashflow, and harm our revenues and results of operations;
•make it more difficult for us to sell additional products or functionality to our existing customers;
•reduce the rate of spending on enterprise software solutions or cloud-based enterprise contact center systems generally;
•delay prospective customers’ decisions to subscribe to our products, increase the length of sales cycles, or slow the typical growth in the use of our products once customers have initially deployed our products;
•harm our ability to effectively market and sell our solutions, particularly as our customers remain subject to office closure orders;
•change the mix and sizes or types of organizations that purchase our products;
•delay the introduction of enhancements to our products and market acceptance of any new features and products;
•harm our ability to establish and/or grow our international sales and operations;
•harm our ability to recruit, onboard and successfully integrate new employees, including members of our direct sales force, both domestically and internationally, as a result of not being able to interface in person;
•harm our ability to maintain our corporate culture with an employee base primarily working remotely and facing unique personal and professional challenges;
•increase the burden on our technical operations infrastructure, which could harm the capacity, stability, security and performance of our operations infrastructure and potentially leave us more vulnerable to security breaches;
•increase the risk that we may experience cybersecurity-related events such as COVID-19 themed phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number cybersecurity threats or attacks, and other security challenges as a result of our employees and service providers continuing to work remotely during the COVID-19 pandemic, and potentially beyond as remote work and resource access expand;
•increase costs in returning to work as our offices continue to re-open, including changes to the workplace, such as space planning, food service, and amenities, and the design, implementation and enforcement of new workplace safety policies and protocols;
•limit our ability to deliver products efficiently to our larger customers, as those products often require services that have sometimes been performed onsite, which could delay implementation of our products at new customers;
•harm our ability to manage, maintain or increase our network of master agents, referral agents and other third-party selling partners to sell our products, and make it more difficult for them to assist us effectively with their sales efforts;
•impact the health and safety of our employees, including our senior management team, and their ability to perform services;
•cause our management team to continue to commit significant time, attention and resources to monitor the COVID-19 pandemic and seek to mitigate our effect on our business and workforce; and
•lead to the adoption of additional new laws and regulations that we and/or our customers and partners are required to comply with and that could harm our results of operations and may subject us to COVID-19 related regulations, fines, penalties, and litigation.
Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities, both globally and in the United States, have since experienced a surge in the reported number of cases and hospitalizations related to the COVID-19 pandemic, including as a result of the emergence of new variants. This increase in cases has led to the reintroduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may experience or continue to experience a recession, and our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets.
Any of the foregoing factors could significantly harm our future sales, operating results, cash flow, gross margin and overall financial performance, which could cause us to experience a decreased level of growth of our business and make our future financial results and prospects difficult to predict. The COVID-19 pandemic and its impact on LiveVox and the U.S. and global economies, could limit our ability to forecast our future operating results, including our ability to predict revenue and expense levels, and plan for and model future results of operations. Moreover, because a significant portion of our revenue is derived from existing customers, downturns in new sales will not immediately be reflected in our operating results and may be difficult to discern until future periods. Our competitors could experience similar or different impacts as a result of COVID-19, which could result in changes to our competitive landscape.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the ongoing severity and transmission rate of the virus and the emergence of new virus variants, the extent and effectiveness of vaccine programs and other containment actions, the duration of social distancing, office closure and other restrictions on businesses and society at large, and the specific impact of these and other factors on our business, employees, customers and partners. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed. There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have and, as a result, the ultimate impact of the outbreak on our business and operations is highly uncertain and subject to change. The effects of the COVID- 19 pandemic have had, and could continue to have a material impact on our results of operations and increase many of the other risks described under “Risk Factors” and elsewhere herein.

Our recent rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may fail to manage our growth effectively.
For the years ended December 31, 2021, 2020 and 2019, our revenues were $119.2 million, $102.5 million and $92.8 million, respectively, representing year-over-year growth of 16.3% and 10.5%. In the future, as our revenue increases, our annual revenue growth rate may decline. We believe our revenue growth will depend on a number of factors, including our ability to:

•compete with other vendors of cloud-based enterprise contact center systems, including recent market entrants, and with providers of legacy on-premise systems;
•increase our existing customers’ use of our products and further develop our partner ecosystem;
•strengthen and improve our products through significant investments in research and development and the introduction of new and enhanced products;
•introduce our products to new markets outside of the United States and increase global awareness of our brand;
•selectively pursue acquisitions that enhance our product offerings; and
•respond to general macro-economic factors and industry and market conditions.
If we are not successful in achieving these objectives, our ability to grow our revenue may be harmed. In addition, we have recently invested in, and may continue to invest in future growth, including expending substantial financial and other resources on:

•expanding our sales and marketing organizations;
•our technology infrastructure, including systems architecture, management tools, scalability, availability, performance and security, as well as disaster recovery measures;
•our product development, including investments in related personnel and the development of new products, as well as new applications and features for existing products;
•international expansion; and
•general administration, including legal, regulatory compliance and accounting expenses.
Moreover, we have recently expanded our headcount and operations. We grew from 461 employees as of December 31, 2019 to 506 employees as of December 31, 2020, and to 672 employees as of December 31, 2021. We anticipate that we will continue to expand our operations and headcount in future years. This growth has placed, and any future growth will place, a significant strain on our management, administrative, operational and financial resources, company culture and infrastructure. Our success will depend in part on our ability to manage this growth effectively while retaining personnel. To manage future growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new customers, declines in quality or customer satisfaction, increases in costs, system failures, difficulties in introducing new features or products, the need for more capital than we anticipate or other operational difficulties, any of which could harm our business performance and results of operations.
The addition of new employees and the capital investments that we anticipate will be necessary to help us grow and to manage that growth may make it more difficult to generate earnings or offset any future revenue shortfalls by reducing costs and expenses in the short term. If we fail to manage our anticipated growth, we will be unable to execute our business plan successfully, which could materially adversely affect our financial position and results of operations.

Our recent growth makes it difficult to evaluate and predict our current business and future prospects.
While we have been in existence for over twenty years, much of our growth has occurred in recent years. Our recent growth may make it difficult for investors to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly changing industries, including increasing and unforeseen expenses as we may grow our business and the other risks and uncertainties described in this Annual Report.
Our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to predict revenue and expense levels and plan for and model future growth. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to adjustments in our markets or our competitors and their product offerings, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We have a history of losses and we may be unable to achieve or sustain profitability.
We incurred a net loss of $103.2 million, $4.6 million and $6.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $128.0 million. These losses and our accumulated deficit reflect the substantial investments we have made, and continue to make, to develop our products and acquire new customers, among other expenses. The increase to net loss was primarily attributable to the compensation expense of $68.4 million associated with our Value Creation Incentive Plan (“VCIP”) and Option-based Incentive Plan (“OBIP”) awards that fully vested upon a liquidity event (i.e. the Merger) in the second quarter of 2021. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to invest in research and development and expand our business and as we will incur significant legal, accounting and other expenses associated with being a public company. Our historical or recent growth in revenue is not necessarily indicative of our future performance. Accordingly, there is no assurance that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

We depend on our senior management team, and the loss of one or more key employees or an inability to attract and retain highly skilled executives and other employees could harm our business and results of operations.
Our success depends, in part, upon the performance and continued services of our executive officers and senior management team. If our executive leadership team fails to perform effectively or if we fail to attract or retain our key executives or senior management, our business, financial condition or results of operations could be harmed. We also rely on our leadership team in the areas of research and development, marketing, sales, services, and general and administrative functions, and on mission-critical individual contributors. The loss of one or more of our executive officers or key employees could seriously harm our business. We currently do not maintain key person life insurance policies on any of our employees.
To execute our growth plan, we must attract and retain highly qualified personnel and we may incur significant costs (including stock-based compensation expense) to do so. Competition for these personnel is intense, especially for senior executives, engineers highly experienced in designing and developing cloud software and for senior sales personnel. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. We invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them and increases our costs. If we fail to attract new personnel or to retain and motivate our current personnel, particularly our executive officers and senior management team, our business and future growth prospects would be harmed. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages. We may experience increased attrition of employees to other opportunities, particularly as we reopen our offices, as certain employees may seek more flexible work alternatives than we offer, or may seek positions with companies outside of the geographic area in which they live that offer remote work opportunities.
Continued volatility or lack of performance in the trading price of our common stock may also affect our ability to attract and retain qualified personnel because job candidates and existing employees often emphasize the value of the stock awards they receive in connection with their employment when considering whether to accept or continue employment. If the perceived value of our stock awards is low or declines, it may harm our ability to recruit and retain highly skilled employees.

Failure to adequately retain our key employees, including those in our sales force, could impede our growth.
Key to our success is the continuity and development of key employees, including those in our sales force. We need to continue to retain key employees, including members of our sales force while expanding and optimizing our sales infrastructure in order to grow our customer base and business. Identifying and recruiting qualified personnel and training them in the use and sale of our products requires significant time, expense and attention. It can take several months before our sales representatives are fully trained and productive. Our business may be harmed if we fail to retain key employees, including members of our sales force, or if our investments, and the expense incurred, to expand and train our sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenue, which could negatively affect our financial position and results of operations.

Our growth depends in part on the success of our strategic relationships with third parties and our failure to successfully maintain, grow and manage these relationships could harm our business.
We leverage strategic relationships with third-party technology providers, including telecommunications providers. These relationships are typically not exclusive and our partners often also offer products to and enter into partnerships with our competitors. As we grow our business, we will continue to depend on both existing and new strategic relationships. Our competitors may be more successful than we are in establishing or expanding relationships with such third-party technology providers. Furthermore, there has and continues to be a significant amount of consolidation in the technology industry, including telecommunications providers, and if our partners are acquired, fail to work effectively with us or go out of business, they may no longer support our products, or may be less effective in doing so, which could harm our business, financial condition and operations. If we are unsuccessful in establishing or maintaining our strategic relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer.
In addition, identifying new third-party technology providers, and negotiating and documenting relationships with them, requires significant time and resources. As the complexity of our products and our third-party relationships increases, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities will become more complicated. We also license technology from certain third parties. Certain of these agreements permit either party to terminate all or a portion of the relationship without cause at any time and for any reason. If one of these agreements is terminated by the other party, we would have to find an alternative source or develop new technology ourselves, which could preclude, limit or delay our ability to offer our products or certain product features to our customers and could result in increased expense and harm our business. Our inability to manage and maintain these complex relationships successfully or negotiate sufficient and favorable contractual terms could harm our business.

We have established, and continue to increase, a network of master agents, referral agents and other third-party selling partners to sell our products. Our failure to effectively develop, manage, and maintain this network could materially harm our revenue.
We have established, and continue to increase, our network of master sales agents, referral agents and other third-party selling partners who provide sales leads to us for new customers. These selling partners sell, or may in the future decide to sell, products and/or solutions for our competitors. Our competitors may be able to cause our current or potential selling partners to favor their products over our products, either through financial incentives, technological innovation, product features or performance, or by offering a broader array of services to these selling partners or otherwise, which could reduce the effectiveness of our use of these selling partners. If we fail to maintain relationships with our current selling partners, fail to develop relationships with new selling partners, fail to manage, train, or provide appropriate incentives to our existing selling partners, or if our selling partners are not successful in their sales efforts, sales of our products may decrease or not grow at an appropriate rate and our operating results could be harmed. Additionally, in order to utilize our selling partners effectively, we must enhance our systems, develop specialized marketing materials and invest in educating selling partners regarding our systems and product offerings. Our failure to accomplish these objectives could limit our success in marketing and selling our products.
In addition, identifying new selling partners and negotiating and documenting relationships with them requires significant time and resources. As the complexity of our products and our selling partner relationships increases, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities will become more complex, and our inability to successfully manage these relationships or negotiate favorable contractual terms could harm our business.

The markets in which we participate involve numerous competitors and are highly competitive, and if we do not compete effectively, our operating results could be harmed.
The market for contact center solutions is highly competitive. We currently compete with large legacy technology vendors that offer on-premise contact center systems, such as Avaya and Cisco, and legacy on-premise software companies, such as Aspect Software and Genesys (including through its acquisition of Interactive Intelligence). These legacy technology and software companies are increasingly supplementing their traditional on-premise contact center systems with competing cloud offerings, through a combination of acquisitions, partnerships and in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software such as NICE inContact. We also face competition from many other contact center service providers including Five9, Talkdesk and Seranova, as well as vendors offering unified communications and contact center solutions. In addition, Amazon and Twilio have introduced solutions aimed at companies who wish to build their own contact centers with in-house developers. Furthermore, CRM vendors are increasingly offering features and functionality that were traditionally provided by contact center providers. CRM vendors also continue to partner with contact center service providers to provide integrated solutions and may, in the future, acquire competitive contact center service providers. These factors could harm our revenue and results of operations.

Our actual and potential competitors may enjoy competitive advantages over us, including greater name recognition, longer operating histories and larger marketing budgets, as well as greater financial or technical resources. With the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future. Our recent, and any future, acquisitions will subject us to new competitors and cause us to face additional and different competition in the markets served by these businesses.
Some of our competitors can devote significantly greater resources than we can to the development, promotion and sale of their products and services and many have the ability to initiate or withstand substantial price competition. Current or potential competitors may also be acquired by third parties with significantly greater resources. In addition, many of our competitors have more established relationships with customers, more comprehensive product offerings, larger installed bases and major distribution agreements with consultants, system integrators and other third-party selling partners. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources and ability to compete. If our competitors’ products, services or technologies become more accepted than our products, if they are successful in bringing their products or services to market earlier than us, or if their products or services are less expensive or more technologically capable than ours, our revenue could be harmed. Pricing pressures and increased competition could result in reduced sales and revenue, reduced margins and loss of, or a failure to maintain or improve, our competitive market position, any of which could harm our business.

If our existing customers terminate their product subscriptions or reduce their product subscriptions and related usage, our revenue and gross margin will be harmed and we will be required to spend more money to grow our customer base.
We expect to continue to derive a significant portion of our revenue from existing customers. As a result, retaining our existing customers is critical to our future operating results. With limited exceptions, we offer annual and multiple-year contracts to our customers. Additional products can be provisioned on limited notice. Product subscriptions and related usage by our existing customers may decrease if:
•customers are not satisfied with our products, prices or the functionality of our products;
•the stability, performance or security of our products are not satisfactory;
•the U.S. or global economy declines;
•the ongoing effects of the global COVID-19 pandemic on demand for our products and technology spending;
•our customers’ business declines due to the loss of customers, industry cycles, seasonality, business difficulties or other reasons;
•our customers favor products offered by other contact center providers, particularly as competition continues to increase;
•alternative technologies, products or features emerge or gain popularity that we do not provide; or
•our customers or potential customers experience financial difficulties.
If our existing customers’ product subscriptions and related usage decrease or are terminated, we will need to spend more money to acquire new customers and still may not be able to maintain our existing level of revenue. We incur significant costs and expenses, including sales and marketing expenses, to acquire new customers, and those costs and expenses are an important factor in determining our profitability. There can be no assurance that our efforts to acquire new customers will be successful.

The loss of one or more of our key customers, or a failure by us to renew our product subscription agreements with one or more of our key customers, could harm our revenue and financial position, and our ability to market our products.
We rely on our reputation and recommendations from key customers in order to market and sell our products. The loss of any of our key customers, or a failure of some of them to renew or to continue to recommend our products, could have a significant impact on our revenue, reputation and our ability to obtain new customers. In addition, acquisitions of our customers could lead to cancellation of our contracts with those customers, thereby reducing the number of our existing and potential customers and key reference customers.

Our customers may fail to comply with the terms of their agreements, necessitating action by us to collect payment, or may terminate their subscriptions for our products.
If customers fail to pay us under the terms of our agreements or fail to comply with the terms of our agreements, including compliance with regulatory requirements and intellectual property terms, we may terminate customers, lose revenue, be unable to collect amounts due to us, be subject to legal or regulatory action and incur costs in enforcing the terms of our contracts, including litigation. Some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, seek reimbursement for amounts already paid, or pay those amounts more slowly, which could harm our operating results, financial position and cash flow.

Many of our customer contracts contain usage-based revenue components that depend upon such customer’s ability to sustain or increase their business activity and such business activity can be subject to the impact of external events beyond our control or the control of such customers, including unexpected weather conditions, political instability or government shutdowns, public health issues (including pandemics and quarantines) or natural disasters. Our revenue and profitability could be harmed as a result of any decrease to such customer’s business activity.
Many of our customer contracts contain usage-based revenue components that depend upon such customers’ ability to sustain or increase their business activity. Such customers’ business activity has in the past been and could in the future be subject to the impact of external events beyond our control or the control of such customers, such as unexpected weather conditions, public health issues (including pandemics and quarantines), political instability or government shutdowns or natural disasters. Additionally, certain of our customers typically increase their collection activities from January through April when many Americans receive federal tax refunds. Any delay in the Internal Revenue Service’s ability to timely process Americans’ federal tax returns and remit refunds to filers, including as a result of COVID-19 precautions or a government shutdown such as the one that occurred in late 2018 and early 2019, has in the past caused and could in the future cause those customers to forgo increases in hiring or usage which could in turn unfavorably impact our revenue and profitability.

We sell our products to larger enterprises that can require longer sales cycles, longer and more costly implementation periods, and more configuration and integration services or customized features and functions that we may not offer, any of which could delay the time until revenue is recognized from these customers or prevent these sales from ever occurring, all of which could harm our revenue growth rates and profitability.
As we continue to target our sales efforts at larger enterprises, we face higher costs, longer sales cycles and longer and more costly implementation periods and less predictability in closing sales. These larger enterprises typically require more configuration and integration services which increases our upfront investment in sales and deployment efforts with no guarantee that these customers will subscribe to additional LiveVox products or subscribe to our products at all. Furthermore, with larger enterprises, we must provide a higher level of education regarding the use and benefits of our products to a broader group of people in order to generate a sale. As a result of these factors, we must devote a significant amount of sales support and professional services resources to individual customers and prospective customers, thereby increasing the cost and time required to complete sales. Our typical sales cycle for larger enterprises is six to twelve months, but can be significantly longer, and our average sales cycle may increase as sales to larger enterprises continue to grow in proportion to our overall new sales. In addition, many of our customers that are larger enterprises initially deploy our products to support only a portion of their contact center agents. Our success depends, in part, on our ability to increase the number of agent seats and the number of products utilized by these larger enterprises over time and we incur additional sales and marketing expenses in these efforts. There is no guarantee that these customers will purchase additional products from us or increase the number of agent seats for which they subscribe. If we do not expand our initial relationships with larger enterprises, the return on our investments in sales, marketing and implementation for these customers will decrease and our business may suffer.

Because a significant percentage of our revenue is recurring from existing customers, downturns or upturns in new sales will not be immediately reflected in our operating results and may be difficult to discern.
We generally recognize revenue from customers monthly as services are delivered. As a result, the vast majority of the revenue we report in each quarter is derived from existing customers. Consequently, a decline in new product subscriptions in any single quarter will likely have only a small impact on our revenue results for that quarter. However, the cumulative impact of such declines could negatively impact our business and results of operations in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our products, and potential changes in our pricing policies or renewal rates, will typically not be reflected in our results of operations until future periods. We also may be unable to adjust our cost structure to reflect the changes in revenue, resulting in lower margins and earnings. In addition, our subscription model makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers will be recognized over time as services are delivered. Moreover, many of our customers initially deploy our products to support only a portion of their contact center agents and, therefore, we may not generate significant revenue from these new customers at the outset of their relationship, if at all. Any increase to our revenue and the value of these existing customer relationships will only be reflected in our results of operations as revenue is recognized, and if and when these customers increase the number of agent seats and the number of components of our products they deploy over time.

Shifts over time or from quarter-to-quarter in the mix of sizes or types of organizations that purchase our products or changes in the components of our products purchased by our customers could affect our gross margins and operating results.
Our strategy is to sell our products to both smaller and larger organizations. Our gross margins can vary depending on numerous factors related to the implementation and use of our products, including the features and number of agent seats purchased by our customers and the level of usage required by our customers. Sales to larger organizations may also entail longer sales cycles and more significant selling efforts and expense. Selling to smaller customers may involve smaller contract sizes, fewer opportunities to sell additional services, a higher likelihood of contract terminations, lower returns on sales and marketing expense, fewer potential agent seats and greater credit risk and uncertainty. If the mix of organizations that purchase our products, or the mix of product components purchased by our customers, changes unfavorably, our revenues and gross margins could decrease and our operating results could be harmed.

If we fail to grow our marketing capabilities and develop widespread brand awareness cost effectively, our business may suffer.
Our ability to increase our customer base and achieve broader market acceptance of our cloud contact center software products will depend to a significant extent on our ability to expand our marketing operations. We plan to continue to dedicate significant resources to our marketing programs, including internet advertising, digital marketing campaigns, social media, trade shows, industry events, and co-marketing with strategic partners. The effectiveness of our internet advertising is as yet unproven, and there is existing competition for key search terms. All of these marketing efforts will continue to require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts and expenditures do not generate a proportionate increase in revenue.
In addition, we believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our products and attracting new customers. Brand promotion activities may not generate customer awareness or increase revenues, and even if they do, any increase in revenues may occur after the expense has been incurred and may not offset the costs and expenses of building our brand. If we fail to successfully promote, maintain and protect our brand, or incur substantial costs and expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical to increasing customer adoption of our products.

We may expand our international operations, which would expose us to significant risks.
To date, we have not generated significant revenues outside of the U.S. However, we may seek to grow our international presence in the future. The future success of our business may depend, in part, on our ability to expand our operations and customer base to other countries. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. In addition, in order to effectively market and sell our products in international markets, we could be required to localize our products, including the language in which our products are offered, which will increase our costs, could result in delays in offering our products in these markets and may decrease the effectiveness of our sales efforts. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful.

Sales to customers outside the United States or with international operations and our international sales efforts and operations support expose us to risks inherent in international sales and operations.
An element of our growth strategy is to expand our international sales efforts and develop a worldwide customer base. Because of our limited experience with international sales, our international expansion may not be successful and may not produce the return on investment we expect. To date, we have realized only a small portion of our revenues from customers outside the United States, with approximately 6% of our revenue for the year ended December 31, 2021 derived from customers with a billing address outside of the United States.
Our international subsidiaries employ workers primarily in India and Colombia. Operating in international markets requires significant resources and management attention and subjects us to legal, labor and employment, intellectual property, regulatory, economic and political risks that are different from those in the United States. As we increase our international sales efforts we will face risks in doing business internationally that could harm our business, including:

•the need to establish and protect our brand in international markets;
•the need to localize and adapt our products for specific countries, including translation into foreign languages and associated costs and expenses;
•difficulties in staffing and managing foreign operations, particularly hiring and training qualified sales and service personnel;
•the need to implement and offer customer care in various languages;
•different pricing environments, longer sales and accounts receivable payment cycles and collections issues;
•weaker protection for intellectual property and other legal rights than in the U.S. and practical difficulties in enforcing intellectual property and other rights outside of the U.S.;
•privacy and data protection laws and regulations that are complex, expensive to comply with and may require that customer data be stored and processed in a designated territory;
•increased risk of piracy, counterfeiting and other misappropriation of our intellectual property in our locations outside the U.S.;
•new and different sources of competition;

•general economic conditions in international markets;
•fluctuations in the value of the U.S. dollar and foreign currencies, which may make our products more expensive in other countries or may increase our costs, impacting our operating results when translated into U.S. dollars;
•compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including corporate, employment, tax, telecommunications and telemarketing laws and regulations;
•increased risk of international telecom fraud;
•laws and business practices favoring local competitors;
•compliance with laws and regulations applicable to foreign operations and cross border transactions, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws, supply chain restrictions, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance;
•increased financial accounting and reporting burdens and complexities;
•restrictions or taxes on the transfer of funds;
•adverse tax consequences; and
•unstable economic and political conditions and potential accompanying shifts in laws and regulations.
These risks could harm our international operations, increase our operating costs and hinder our ability to grow our international business and, consequently, our overall business and results of operations.
In addition, compliance with laws and regulations applicable to our international operations increases our cost of doing business outside the United States. We may be unable to keep current with changes in foreign government requirements and laws as they change from time to time, which often occurs with minimal or no advance notice. Failure to comply with these regulations could harm our business. In many countries outside the United States, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States or international regulations applicable to it. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, strategic partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, strategic partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, delays in filing financial reports required as a public company, penalties, or prohibitions on selling our products, any of which could harm our business.

We may not be able to utilize a significant portion of our net operating loss, and under the existing federal corporate tax rates such tax benefits will be of less value, which could harm our profitability and financial condition.
As of December 31, 2021, we had available federal and combined state net operating loss carryforwards which may offset future taxable income of $23.5 million and $95.5 million, respectively. The federal net operating losses expire between 2026 and 2035 while the state net operating losses expire between 2025 and 2041. If we are unable to generate sufficient taxable income to utilize our net operating loss carryforwards, they could expire unused and be unavailable to offset future income tax liabilities, which could harm our profitability and financial condition in future periods.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or IRC Sections 382 and 383, our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” An IRC Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Subsequent or future issuances or sales of our stock could cause an “ownership change,” which would impose an annual limit on the amount of pre-ownership change net operating loss carryforwards and other tax attributes we can use to reduce our taxable income, potentially causing those tax attributes to expire unused or to be reduced, and increasing and accelerating our liability for income taxes. It is possible that such an ownership change could materially reduce our ability to use our net operating loss carryforwards or other tax attributes to offset taxable income, which could require us to pay more income taxes than if we were able to fully utilize our net operating loss carryforwards and harm our profitability.

Risks Related to Technology and Cybersecurity
If we fail to manage our technical operations infrastructure, our existing customers may experience service outages, our new customers may experience delays in the deployment of our products, and we could be subject to, among other things, claims for credits or damages.
Our success depends in large part upon the capacity, stability, security and performance of our operations infrastructure. From time to time, we have experienced interruptions in service, and we may experience such interruptions in the future. These service interruptions may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Our failure to achieve or maintain expected performance levels, stability and security, particularly as we increase the number of users of our products and the product applications that run on our system, could harm our relationships with our customers, result in claims for credits or damages, damage our reputation, significantly reduce customer demand for our products, cause us to incur significant expense and personnel time replacing and upgrading our infrastructure, and harm our business.
We have experienced significant growth in the number of agent seats and interactions that our infrastructure supports. As the number of agent seats within our customer base grows and our customers’ use of our products increases, we need to continue to make additional investments in our capacity to maintain adequate and reliable stability and performance, the availability of which may be limited or the cost of which may be prohibitive, and any failure may cause interruptions in service that may harm our business. In addition, we need to manage our operations infrastructure properly in order to support version control, changes in hardware and software parameters and the evolution of our suite of products. If we do not accurately predict our infrastructure requirements or efficiently improve our infrastructure, our business could be harmed.

Data security incidents could harm our reputation, cause us to modify business practices and otherwise adversely affect business, and subject us to liability.
We are dependent on information technology systems and infrastructure to operate. In the ordinary course of business, we will collect, store, process and transmit large amounts of information, including, for example, information about our customers, our customers’ clients or other information treated by our customers as confidential. We will need to be able to do so in a secure manner to maintain the confidentiality, integrity and availability of such information. Our obligations under applicable laws, regulations, contracts, industry standards, self-certifications, and other documentation may include maintaining the confidentiality, integrity and availability of personal information in our possession or control and maintaining reasonable and appropriate security safeguards as part of an information security program. These obligations create potential legal liability to regulators, business partners, customers, and other relevant stakeholders and also affect the attractiveness of our products to existing and potential customers.
All information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures. Vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including industrial espionage, organized criminal groups, “hacktivists,” nation states and others.
Although we have, and may in the future, implement remote working protocols and offer work-issued devices to certain employees, the actions of employees while working remotely may have a greater effect on the security of our systems and the personal data we process, including for example by increasing the risk of compromise to systems or data arising from employees’ combined personal and private use of devices, accessing our systems or data using wireless networks that we do not control, or the ability to transmit or store company-controlled data outside of our secured network. Although many of these risks are not unique to the remote working environment, they have been heightened by the dramatic increase in the numbers of our employees who have been and are continuing to work from home as a result of government requirements or guidelines and internal policies that have been put in place in response to the COVID-19 pandemic.
In addition to the threat of unauthorized access or acquisition of sensitive or personal information, other threats could include the deployment of harmful malware, ransomware attacks, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Our systems likely experience directed attacks on at least a periodic basis that are intended to interrupt our operations; interrupt our customers’ ability to access our platform; extract money from us; and/or obtain our data (including without limitation user or employee personal information or proprietary information). Although we have implemented certain security measures, systems, processes, and safeguards intended to protect our information technology systems and data from such threats and mitigate risks to our systems and data, we cannot be certain that threat actors will not have a material impact on our systems or products in the future. Our safeguards intended to prevent or mitigate certain threats may not be sufficient to protect our information technology systems and data due to the developing sophistication and means of attack in the threat landscape. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. Recent developments in the threat landscape include an increased number of cyber extortion and ransomware attacks, with increases in the amount of ransom demands and the sophistication and variety of ransomware techniques and methodology.
Significant disruptions of third-party vendors’ and/or commercial partners’ information technology systems or other similar data security incidents could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive or personal information, which could harm our business. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our product development and business operations.

There is no way of knowing for certain whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe that we have experienced a data security incident that we have not discovered, attackers have become very sophisticated in the way they conceal their unauthorized access to systems, and many companies are not aware when they have been attacked. Any event that leads to unauthorized access, use or disclosure of sensitive or personal information, including, but not limited to, personal information regarding our customers or our customers’ customers, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us and result in significant legal and financial exposure and/or reputational harm. Such incidents could also cause interruptions to the products we provide, degrade the user experience, or cause customers to lose confidence in our products.
Applicable data privacy and security laws may also obligate us to employ security measures that are appropriate to the nature of the data we collect and process and, among other factors, the risks attendant to data processing activities in order to protect personal information from unauthorized access or disclosure, or accidental or unlawful destruction, loss, or alteration. We have implemented security measures that we believe are appropriate, but a regulator could deem the security measures not to be appropriate given the lack of prescriptive measures in certain data protection laws. Given the evolving nature of security threats and evolving safeguards, we cannot be sure that our chosen safeguards will protect against security threats to our business including the personal data that we process. Even security measures that are appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to fully protect our information technology systems and the data contained in those systems, or our data that is contained in third parties’ systems. Moreover, certain data protection laws impose on us responsibility for our employees and third parties that assist with aspects of our data processing. Our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability or expose us to security threats, such as phishing attacks, and we may remain responsible for successful access, acquisition or other disclosure of our data despite the quality and legal sufficiency of our security measures.
Any failure or perceived failure by us or our vendors or business partners to comply with privacy, confidentiality or data security-related legal or other obligations to third parties, or any security incidents or other events that result in the unauthorized access, release or transfer of sensitive information, which could include personal information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others. These could also cause third parties, including current and potential customers or partners, to lose trust in us, including for example perceiving our platform, system or networks as unreliable or less desirable. We could also be subject to claims by third parties that we have breached privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects.

We rely on third-party telecommunications and internet service providers to provide our products, including connectivity to our cloud contact center software, and any failure by these service providers to provide reliable services could cause us to lose customers and subject us to claims for credits or damages, among other things.
We rely on services from third-party telecommunications providers in order to provide services to our customers and their customers, including telephone numbers. In addition, we depend on our internet bandwidth suppliers to provide uninterrupted and error-free service through their networks. We exercise little control over these third-party providers, which increases our vulnerability to problems with the services they provide.
When problems occur, it may be difficult to identify the source of the problem. Service disruption or outages, whether caused by our service, the products or services of our third-party service providers, or our customers’ or their customers’ equipment and systems, may result in loss of market acceptance of our products and any necessary repairs or other remedial actions may force us to incur significant costs and expenses.
If any of these service providers fail to provide reliable services, suffer outages, degrade, disrupt, increase the cost of or terminate the services that we and our customers depend on, we may be required to switch to another service provider. Delays caused by switching our technology to another service provider, if available, and qualifying this new service provider could materially harm our customer relationships, business, financial condition and operating results. Further, any failure on the part of third-party service providers to achieve or maintain expected performance levels, stability and security could harm our relationships with our customers, cause us to lose customers, result in claims for credits or damages, increase our costs or the costs incurred by our customers, damage our reputation, significantly reduce customer demand for our products and seriously harm our financial condition and operating results.

Our customers rely on internet service providers to provide them with access and connectivity to our cloud contact center software, and changes in how internet service providers handle and charge for access to the internet could materially harm our customer relationships, business, financial condition and operating results.

Our customers must have access to broadband internet access services in order to use our products and certain of our offerings require substantial capacity to operate effectively. In the United States, internet access services are provided by relatively few companies that, depending on the geographic area, have market power over such offerings. It is possible that these companies could charge us, our customers, or both, fees to guarantee a service amount of capacity, or for quality of broadband internet access services, or advantage themselves or our competitors by degrading, disrupting, limiting, or otherwise restricting the use of their infrastructure to support our services. Notably, some of the largest providers of broadband internet access services have committed to not engage in acts that would impede our customers’ broadband internet access services from accessing products or services like ours but, depending on the facts, there may be no law that prohibits such providers from doing so. However, these providers likely have the ability to increase our rates, our customers’ rates, or both for broadband internet access services which may increase the cost of our products making our products less competitive or decreasing our profit margins.
In 2018, the Federal Communications Commission or FCC released an order repealing rules that would have prevented broadband internet access providers from degrading, disrupting or otherwise restricting ours and our customers’ broadband internet access services. The FCC’s 2018 repeal was largely upheld by the D.C. Circuit Court of Appeals in a decision issued in October 2019. That same court rejected the FCC’s attempt to categorically preempt states from adopting their own network neutrality requirements, requiring case by case determinations as to whether state and local regulation conflicts with the FCC’s rules. The court also required the FCC to reexamine three issues from the order where it found insufficient analysis but allowed the order to remain in effect pending the FCC’s review. The original parties were denied a rehearing by the full U.S. Court of Appeals for the D.C. Circuit in February 2020 and the period to seek review by the Supreme Court has ended. On remand, the FCC reaffirmed its existing approach in October 2020; however, four petitioners sought reconsideration of the FCC’s decision in February 2021, and the FCC subsequently filed a motion requesting that the D.C. Circuit hold the case in abeyance, which the court granted. To the extent the courts, the agencies or the states do not uphold or adopt sufficient safeguards to protect against discriminatory conduct, network operators may seek to engage in blocking, throttling or other discriminatory practices against us or our customers, and our business could be harmed .
As we consider approaches for expanding internationally, government regulation protecting the non- discriminatory provision of internet access may be nascent or non-existent. In those markets where regulatory safeguards against unreasonable discrimination are nascent or non-existent and where local network operators possess substantial market power, we could experience anti-competitive practices that could impede our growth, cause us to incur additional expenses or otherwise harm our business. Future regulations or changes in laws and regulations or their existing interpretations or applications could also hinder our operational flexibility, raise compliance costs and result in additional liabilities for us, which may harm our business.

We depend on data centers operated by third parties and public cloud providers and any disruption in the operation of these facilities could harm our business.
We host our products at data centers owned and operated by third party providers and located in Virginia, Ohio, Oregon, Canada, and Germany. Any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. We do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, closes, suffers financial difficulty or is unable to meet our growing capacity needs, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and service interruptions in connection with doing so.
The data centers within which we host our products are subject to various points of failure. Problems with cooling equipment, generators, uninterruptible power supply, routers, switches, or other equipment, could result in service interruptions for our customers as well as equipment damage. These data centers are subject to disasters such as earthquakes, floods, fires, hurricanes, acts of terrorism, sabotage, break-ins, acts of vandalism and other events, which could cause service interruptions or the operators of these data centers to close their facilities for an extended period of time or permanently. The destruction or impairment of any of these data center facilities could result in significant downtime for our products and the loss of customer data. Because our ability to attract and retain customers depends on us providing customers with highly reliable service, even minor interruptions in our service could harm our business, revenues and reputation. Additionally, in connection with the continuing expansion of our existing data center facilities, there is an increased risk that service interruptions may occur as a result of server addition, relocation or other issues.
These data centers are also subject to increased power costs. We may not be able to pass on any increase in power costs to our customers, which could reduce our operating margins.
We have little or no control over public cloud providers. Any disruption of the public cloud or any failure of the public cloud providers to effectively design and implement sufficient security systems or plan for increases in capacity could, in turn, cause delays or disruptions in our products. In addition, using the public cloud presents a variety of additional risks, including risks related to sharing the same computing resources with others, reliance on public cloud providers’ authentication, security, authorization and access control mechanisms, a lack of control over the public cloud’s redundancy and security systems and fault tolerances, and a reduced ability to control data security and privacy.

Our plans to establish public cloud-based data centers for our international operations may be unsuccessful and may present execution and competitive risks.
We may seek to establish new public cloud deployments in the future to facilitate our platform in certain international markets. We may partner with a third-party to develop, test and deploy our technology to offer a full stack of products on the public cloud in certain international markets. If we are successful in the deployment of our technology to the public cloud, we may expand our public cloud deployments to facilitate our platform in the U.S. and in international markets. Our public cloud-based platform offering is critical to developing and providing our products to our customers, scaling our business for future growth, accurately maintaining data and otherwise operating our business. Infrastructure buildouts on the public cloud are complex, time-consuming and may involve substantial expenditures. In addition, the implementation of public cloud-based data centers involves risks inherent in the conversion to a new system, including loss of information and potential disruption to our normal operations. Even once we implement public cloud-based data centers, we may discover deficiencies in the design, implementation or maintenance of the system that could materially harm our business.

Development of our AI products to make agents more efficient and improve customer experience may not be successful and may result in reputational harm and our future operating results could be materially harmed.
We plan to increase and provide our customers with AI-powered applications, including conversational virtual agents, agent assistance and business insights. While we aim for our AI-powered applications to make agents more efficient and improve customer experience, our AI models may not achieve sufficient levels of accuracy. In addition, we may not be able to acquire sufficient training data or our training data may contain biased information. Furthermore, the costs of AI technologies, such as speech recognition and natural language processing, may be too high for market adoption. Our competitors or other organizations may incorporate AI features into their products more quickly or effectively and their AI features may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing AI-powered applications. Should any of these items or others occur, our ability to compete, our reputation and operating results may be materially and adversely affected.

If our products fail, or are perceived to fail, to perform properly or if they contain technical defects, our reputation could be harmed, our market share may decline, and/or we could be subject to product liability claims.
Our products may contain undetected errors or defects that may result in failures or otherwise cause our products to fail to perform in accordance with customer expectations and contractual obligations. Moreover, our customers could incorrectly implement or inadvertently misuse our products, which could result in customer dissatisfaction and harm the perceived utility of our products and our brand. Because our customers use our products for mission-critical aspects of their business, any real or perceived errors or defects in, or other performance problems with, our products may damage our customers’ businesses and could significantly harm our reputation. If that occurs, we could lose future sales, or our existing customers could cancel their use of our products, seek payment credits, seek damages against us, or delay or withhold payment to it, which could result in reduced revenues, an increase in our provision for uncollectible accounts and service credits, an increase in collection cycles for accounts receivable, and harm our financial results. Customers also may make indemnification or warranty claims against us, which could result in significant expense and risk of litigation. Performance problems could result in loss of market share, reputational harm, failure to achieve market acceptance and the diversion of development resources.
Any product liability, intellectual property, warranty or other claims against us could damage our reputation and relationships with our customers and could require us to spend significant time and money in litigation or pay significant settlements or damages. Although we maintain general liability insurance, including coverage for errors and omissions, this coverage may not be sufficient to cover liabilities resulting from such claims. Also, our insurers may disclaim coverage. Our liability insurance also may not continue to be available to us on reasonable terms, in sufficient amounts, or at all. Any contract or product liability claims successfully brought against us would harm our business.

The contact center software market is subject to rapid technological change, and we must develop and sell incremental and new features and products in order to maintain and grow our business.
The contact center software market is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and features and continuing and rapid technological advancement. To compete successfully, we must continue to devote significant resources to design, develop, deploy and sell new and enhanced contact center products, applications and features that provide increasingly higher capabilities, performance and stability at lower cost. If we are unable to develop or acquire new features for our existing products or new applications that achieve market acceptance or that keep pace with technological developments, our business would be harmed. For example, we are focused on enhancing the reliability, features and functionality of our contact center products to enhance our utility to our customers, particularly larger customers, with complex, dynamic and global operations. The success of these enhancements depends on many factors, including timely development, introduction and market acceptance, as well as our ability to transition our existing customers to these new products, applications and features. Failure in this regard may significantly impede our revenue growth. In addition, because our products are designed to operate on a variety of systems, we need to continuously modify and enhance our solution to keep pace with changes in hardware, operating systems, the increasing trend toward multichannel communications and other changes to software technologies. We may not be successful in developing or acquiring these modifications and enhancements or bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could delay introduction of changes and updates to our products and increase our research and development expenses. Any failure of our products to operate effectively, including with future network platforms and technologies, could reduce the demand for our products, result in customer dissatisfaction and harm our business.

Our ability to continue to enhance our products is dependent on adequate research and development resources. If we are not able to adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.
In order to remain competitive, we must devote significant and increasing resources to developing new product offerings, features, and enhancements to our existing cloud contact center software, which will increase our research and development and operating expenses. Our research and development expenses totaled $52.6 million, $20.2 million and $16.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in research and development expense was primarily due to the VCIP and OBIP awards that fully vested upon a liquidity event (i.e. the Merger) and was recorded as compensation expense in the consolidated statements of operations and comprehensive loss in the second quarter of 2021. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop products, applications or features internally due to constraints, such as high employee turnover, insufficient cash, inability to hire sufficient research and development personnel or a lack of other research and development resources, we may miss market opportunities. Furthermore, many of our competitors have greater financial resources and expend considerably greater amounts on their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.

If we are unable to maintain the compatibility of our software with other products and technologies, our business would be harmed.
Our customers often integrate our products with their business applications. These third-party providers or their partners could alter their products so that our products no longer integrate well with them, or they could delay or deny our access to technology releases that allow us to adapt our products to integrate with their products in a timely fashion. If we cannot adapt our products to changes in complementary technology deployed by our customers, it may significantly impair our ability to compete effectively.

Our business could be harmed if our customers are not satisfied with the professional services or technical support provided by us or our partners.
Our business depends on our ability to satisfy our customers, not only with respect to our products, but also with the professional services and technical support that are required for our customers to implement and use our products to address their business needs. Professional services and technical support may be performed by our own staff or, in a select subset of cases, by third parties. Some of our professional services offerings have negative margins. Accordingly, any increase in sales of professional services could harm our gross margins and operating results. We will need to continue to expand and optimize our professional services and technical support in order to keep up with new customer installations and ongoing service, which takes time and expense to implement. Identifying and recruiting qualified service personnel and training them in our products is difficult and competitive and requires significant time, expense and attention. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services or change our pricing to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenues, could increase our costs and harm our operating results. If a customer is not satisfied with the deployment and ongoing services performed by us or a third party, we could lose customers, miss opportunities to expand our business with these customers, incur additional costs, or suffer reduced (including negative) margins on our service revenue, any of which could damage our ability to grow our business. In addition, negative publicity related to our professional services and technical support, regardless of its accuracy, may damage our business by affecting our ability to compete for new business with current and prospective customers.

We employ third-party licensed software for use in or with our products, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could harm our business.
Our products incorporate certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such software from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not be the case, or it may be difficult or costly to transition to other providers. In addition, integration of the software used in our products with new third-party software may require significant work and require substantial investment of our time and resources. To the extent that our products depend upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our products, delay new product introductions, result in increased costs, or a failure of our products and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties and to integrate such software into our products.
There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology that we may seek to license in the future, including to replace current third-party software, will be available to us at a reasonable cost or on commercially reasonable terms, or at all. Third-party licensors may also be acquired or go out of business, which could preclude us from continuing to use such technology. The loss of, or inability to maintain, existing licenses could result in lost product features and litigation. The loss of existing licenses could also result in implementation delays or reductions until equivalent technology or suitable alternative products could be developed, identified, licensed and integrated, and could increase our costs and harm our business.

Our products utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
Our products include software covered by open source licenses, which may include, for example, free general public use licenses, open source frontend libraries and open source applications. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our products. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and products. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Given the nature of open source software, there is also a risk that third parties may assert copyright and other intellectual property infringement claims against us based on our use of certain open source software programs. Many of the risks associated with the usage of open source software cannot be eliminated and could harm our business.

Risks Related to Intellectual Property
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. As of December 31, 2021, our intellectual property portfolio included four registered U.S. trademarks, two pending trademark applications, and one issued U.S. patent. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. The steps we take to secure, protect and enforce our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, our current patents could be invalidated or our competitors could design their products around our patented technology, and our pending applications may not result in the issuance of patents or trademarks. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology, and the risk of intellectual property misappropriation may be higher in these countries. Consequently, we may be unable to prevent our proprietary technology from being infringed or exploited abroad, which could affect our ability to expand into international markets or require costly efforts to protect our technology.
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to our management and could result in the impairment or loss of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our technology, products, brand and business.

We will likely be subject to third-party intellectual property infringement claims.
There is considerable patent and other intellectual property development activity and litigation in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry.
Certain technology necessary for us to provide our products may be patented, copyrighted or otherwise protected by other parties either now or in the future. In such case, we would have to negotiate a license for the use of that technology. We may not be able to negotiate such a license at a price that is acceptable, or at all. The existence of such a patent, copyright or other protections, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using such technology and offering products incorporating such technology.
Others in the future may claim that our products and underlying technology infringe upon or violate their intellectual property rights. However, we may be unaware of the intellectual property rights that others may claim cover some or all of our technology or products. Any claims or litigation could cause us to incur significant costs and expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, require that we refrain from using, manufacturing or selling certain offerings or features or using certain processes, prevent us from offering our products or certain features thereof, or require that we comply with other unfavorable terms, any of which could harm our business and operating results. We may also be obligated to indemnify our customers or business partners and pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties for third-party claims with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, certain claims related to third-party privacy or cyber security breaches or from intellectual property infringement claims made by third parties. Large indemnity payments or damage claims from contractual breach could harm our business, results of operations and financial condition. Although we often contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could be expensive, even if we ultimately prevail, and could harm our relationship with that customer and other current and prospective customers, reduce demand for our products and harm our business, results of operations and financial condition.

Risks Related to Our Indebtedness
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
We may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in sales, increased regulatory obligations or unforeseen circumstances and may engage in equity or debt financings or enter into credit facilities. We have a substantial amount of debt. As of December 31, 2021, we had approximately $55.5 million in principal amount outstanding under the term loan. See Note 11 to our consolidated financial statements included in Part II, Item 8 of this Annual Report.
Any debt financing obtained by us in the future could cause us to incur additional debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities and could be secured by all of our assets. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of us, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which would adversely affect our results of operations and financial condition.

Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness will depend on our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We can provide no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our indebtedness, we must continue to execute our business strategy. If we are unable to do so, we may need to refinance all or a portion of our indebtedness on or before maturity. We can provide no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The terms of our indebtedness could adversely affect our business.
Our credit facility contains restrictive covenants that, among others, limit our ability to:
•pay dividends and make distributions and repurchase stock;
•engage in transactions with affiliates;
•create liens;
•incur indebtedness not under the credit facility;
•engage in sale-leaseback transactions;
•make investments;
•make loans and guarantee obligations of other persons;
•amend material agreements and organizational documents and enter into agreement affecting ability to pay dividends;
•maintain or contribute to a defined employee benefit plan or arrangement that is not subject to the laws of the U.S.; and
•sell or dispose of all or substantially all of our assets and engage in specified mergers or consolidations.
In addition, our credit facility contains certain financial covenants, including the maintenance of a consolidated total leverage ratio and a consolidated fixed charge coverage ratio that come into effect in March 2022. Our ability to borrow under the revolving facility depends on our compliance with these financial covenants. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet these financial covenants. We cannot guarantee that we will meet these financial covenants in the future, or that the lenders will waive any failure to meet these financial covenants.

Risks Related to Regulation
Alleged or actual failure by us, our competitors, or other companies to comply with the constantly evolving legal and contractual environment surrounding calling or texting, and the governmental or private enforcement actions related thereto, could harm our business, financial condition, results of operations and cash flows.
The legal and contractual environment surrounding calling and texting is constantly evolving. In the United States, two federal agencies, the FTC and the FCC, and various states have laws and regulations including, at the federal level, the Telephone Consumer Protection Act of 1991, that restrict the placing of certain telephone calls and texts by means of automatic telephone dialing systems, prerecorded or artificial voice messages and fax machines. In addition, there are a series of federal and state laws that regulate marketing calls and texts. Some of these laws require companies to institute processes and safeguards to comply with applicable restrictions. The legal interpretation of certain of the requirements of these laws has been in dispute before the courts and federal agencies, including for example as part of pending FCC proceedings and a case currently pending before the U.S. Supreme Court. Some of these laws, where a violation is established, can be enforced by the FTC, FCC, State Attorneys General, or private party litigants. In these types of actions and depending on the circumstances, the plaintiff may seek damages, statutory penalties, or other fees.
We have designed our products to comply with applicable law. To the extent that our products are viewed by customers or potential customers as less functional, or more difficult to deploy or use, because of our products’ compliance features, we may lose market share to competitors that do not include similar compliance safeguards. Our contractual arrangements with our customers who use our solution to place calls also expressly require the customers to comply with all such laws and to indemnify us for any failure to do so.
Although we take steps to confirm that the use of our products complies with applicable laws, it is possible that the FTC, FCC, private litigants or others may attempt to hold our customers, or us as a software solution provider, responsible for alleged violations of these laws. To the extent any court finds that the products violated a controlling legal standard, we could face indemnification demands from our customers for costs, fees and damages with respect to calls placed using those products. It also is possible that we may not successfully enforce or collect upon our contractual indemnities from our customers. Defending such suits can be costly and time-consuming and could result in fines, damages, expenses and losses. Additionally, these laws, and any changes to them or the applicable interpretation thereof, that further restrict calling or texting consumers, adverse publicity regarding the alleged or actual failure by companies, including us, our customers and competitors, or other third parties, to comply with such laws or governmental or private enforcement actions related thereto, could result in a reduction in the use of our products by our customers and potential customers, which could harm our business, financial condition, results of operations and cash flows.

On December 12, 2018, the FCC issued an order concluding that certain text messaging services qualify as an “information service” under federal law and not a “telecommunications service.” The regulatory significance to us is that the FCC’s decision gives wireless carriers additional flexibility to manage messaging traffic on their network, including by blocking traffic. Such blocking efforts by carriers may make it more difficult for our customers to use messaging services provided by us as a part of our overall communications and outreach solution for our customers. Thus, although SMS comprises only a small portion of our revenue base, our future availability as an effective tool for communication and outreach for our customers and their customers remains uncertain and could cause our products to be less valuable to customers and potential customers.

Privacy concerns and domestic or foreign laws and regulations may reduce the demand for our solution, increase our costs and harm our business.
In order to provide our products, we receive and store personal data from customers, and we may also collect and store personal data from or about potential customers and website visitors. We may share personal data with our service providers, such as cloud or other technical services providers, as necessary to provide the products. Various federal, state, and foreign laws and regulations as well as industry standards and contractual obligations govern the processing of personal data. The regulatory environment for the collection and use of personal data by online service providers is evolving in the United States and internationally. Privacy groups and government bodies, including the FTC, state attorneys general, the European Commission and European data protection authorities, have increasingly scrutinized privacy issues with respect to personal data, and we expect such scrutiny to continue to increase. The United States and foreign governments have enacted and are considering laws and regulations that could significantly impact the processing of personal data. These include laws such as the EU GDPR and the CCPA.
We have made and continue to make changes to our data protection compliance program to address applicable legal requirements. We also continue to monitor the implementation and evolution of data protection regulations, but if we are deemed to not be compliant with applicable law, we may be subject to significant fines and penalties (such as restrictions on personal data processing) and our business may be harmed. We also may be bound by additional, more stringent contractual obligations relating to our collection, use, and disclosure of personal, financial, and other data.
Additionally, some laws might require us to disclose proprietary or confidential aspects of our products in a manner that compromises the effectiveness of our products or that enables our competitors or bad actors to gain insight into the operation of our technology, enabling them to copy or circumvent our products and thereby reducing the value of our technology.
We publish privacy policies, notices and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with published policies, certifications, and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving full compliance if our employees or vendors fail to comply with our published policies, certifications, and documentation.
The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to us and the businesses of our customers may limit the use and adoption of our products and reduce overall demand for our products. Also, failure to comply with such laws may lead to significant fines, penalties or other regulatory liabilities, such as orders or consent decrees forcing us or our customers to modify business practices, and reputational damage or third-party lawsuits for any noncompliance with such laws. Our business could be harmed if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent from country to country and inconsistent with our current policies and practices, or those of our customers.
Furthermore, privacy and data protection concerns may cause consumers to resist providing the personal data or other types of protected data that may be subject to laws and regulations that is necessary to allow our customers to use our products effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our products in certain industries or countries.

The European Union’s GDPR may continue to increase our costs and the costs of our customers to operate, limit the use of our products or change the way we operate, expose us to substantial fines and penalties if we fail to comply, and has led to similar laws being enacted in other jurisdictions.
On May 25, 2018, the EU adopted the GDPR. The GDPR replaced the EU Data Protection Directive, also known as Directive 95/46/EC, and is intended to harmonize data protection laws throughout the EU by applying a single data protection law that is binding throughout each member state. We and many of our customers are subject to the GDPR based upon our processing of personal data collected from EU data subjects, such as our processing of personal data of our customers in the EU.
The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR can trigger steep fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. The member states of the EU were tasked under the GDPR to enact certain implementing legislation that would add to or further interpret the GDPR requirements and this additional implementing legislation potentially extends our obligations and potential liability for failing to meet such obligations.
Given the breadth and depth of changes in data protection obligations, our compliance with the GDPR’s requirements will continue to require time, resources and review of the technology and systems we use to satisfy the GDPR’s requirements. We have ongoing procedures to maintain GDPR compliance. We continue to deliver product features that enhance our data management and security in support of GDPR compliance.
While we do not regularly transfer high volumes of personal data outside of the European Economic Area (“EEA”), there may be circumstances in which ex-EEA transfers of personal data, including to countries which European regulators do not recognize as providing an adequate level of protection for personal data, are necessary to provide products to our customers or otherwise operate our business. In the event we conduct any such transfers of personal data, we may have to implement new or additional processes, transfer mechanisms, or tools to comply with the GDPR or other applicable data protection laws, which may result in increased operational costs. Additionally, there are certain unsettled legal issues regarding transferring personal data outside of the EEA, the resolution of which may impact our ability to transfer personal data from the EEA to the United States.
Given the complexity of operationalizing the GDPR, the maturity level of proposed compliance frameworks and the relative lack of guidance in the interpretation of our numerous requirements, we and our customers are at risk of enforcement actions taken by EU data protection authorities or litigation from consumer advocacy groups acting on behalf of data subjects. This risk will likely remain until there is more guidance on the GDPR, including as to implementing legislation enacted by the member states and enforcement actions taken by various data protection authorities.
The implementation of the GDPR has led other jurisdictions to amend, or propose legislation to amend, their existing data protection laws to align with the requirements of the GDPR with the aim of obtaining an adequate level of data protection to facilitate the transfer of personal data from the EU. Accordingly, the challenges we face in the EU will likely also apply to other jurisdictions outside the EU that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

The CCPA and its amendments could increase our costs and the costs of our customers to operate, limit the use of our products or change the way we operate, and expose us to substantial fines and class action risk if we fail to comply, and lead to similar laws being enacted in other states.
In 2018, the State of California adopted the CCPA. The CCPA applies to certain for-profit entities doing businesses in California. We and our qualifying customers were required to comply with these requirements before the CCPA became effective on January 1, 2020.
The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information and creating new data privacy rights for consumers in the State of California. As required by the statute, entities doing business in California have new and ongoing disclosure obligations to consumers for whom they hold or process personal data. Businesses must also provide consumers with the right to dictate how their personal information is used and shared. Complying with these obligations will involve continued expenditures that could increase as more consumers exercise their rights under the statute.
The CCPA also creates a new and potentially severe statutory damages framework for violations of provisions. The California Attorney General can enforce the CCPA by seeking statutory penalties for failure to comply with the act. For businesses that fail to implement reasonable security procedures, the CCPA also creates a private right of action for consumers whose personal data is subject to certain data breaches. This private right of action has the potential to create significant class action liability for businesses, like ours, that operate in California. To protect against these new risks, we may be necessary to change our insurance programs or take other business steps. The CCPA has been amended multiple times, and the California Office of the Attorney General has published final regulations to implement portions of the CCPA and is currently reviewing modifications to those regulations. Additionally, in November 2020, California voters passed the California Privacy Rights Act (the “CPRA”) ballot initiative, which introduces significant amendments to the CCPA. The CPRA will go into effect on January 1, 2023 and new CPRA regulations are expected to be introduced. The potential effects of the CCPA amendments, Attorney General implementation, and CPRA are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Other states may enact laws similar to the CCPA and the CPRA. In 2021, Virginia and Colorado adopted comprehensive privacy laws, which will each become effective in 2023. We are continuing to assess the impact of these developments on our business as additional information and guidance becomes available.

Increased taxes and surcharges (including Universal Service Fund, whether labeled a “tax,” “surcharge,” or other designation) on our products may increase our customers’ cost of using our products and/or increase our costs and reduce our profit margins to the extent the costs are not passed through to our customers, and we may be subject to liabilities for past sales and other taxes, surcharges and fees.

The applicability of federal, state, and local taxes, fees, surcharges or similar taxes to our products is complex and subject to interpretation and change. Based on analysis of our activities, we have determined that either we are directly obligated to collect and remit U.S. state or local sales or use taxes in certain U.S. states, municipalities or local tax jurisdictions depending on the state(s) in question and the location of our customers, among other factors. The taxing authorities may challenge our interpretation of the laws and may assess additional taxes, penalties and interests which could have adverse effects on the results of operations and, to the extent we pass these through to our customers, demand for our products. We are registered for collecting and remitting applicable taxes where such a determination has been made and such registration is required. We analyze our activities and revenue to determine if we are subject to taxes in additional jurisdictions. Based on such ongoing assessment of our U.S. federal, state and local tax collection and remittance obligations, we register for tax purposes in such jurisdictions we deem required and collect and remit applicable state and local taxes to these jurisdictions.
Federal, state, and local taxing and regulatory authorities may challenge our position and may decide to audit our business and operations with respect to, for example, state or local sales, use, gross receipts, excise and utility user taxes, fees or surcharges, which could result in us being liable for taxes, fees, or surcharges, as well as related penalties and interest, above our recorded accrued liability or additional liability for taxes, fees, or surcharges, as well as penalties and interest for our customers, which could harm our results of operations and our relationships with our customers. In addition, if our international sales grow, additional foreign countries may seek to impose sales or other tax collection obligations on us, which would increase our exposure to liability.
If jurisdictions enact new legislation or if taxing and regulatory authorities promulgate new rules or regulations or expand or otherwise alter their interpretations of existing rules and regulations, we could incur additional liabilities. In addition, the collection of additional taxes, fees or surcharges in the future could increase our prices or reduce our profit margins. Compliance with new or existing legislation, rules or regulations may also make us less competitive with those competitors who are not subject to, or choose not to comply with, such legislation, rules or regulations. We have incurred, and will continue to incur, substantial ongoing costs associated with complying with state or local tax, fee or surcharge requirements in the numerous markets in which we conduct or will conduct business.

Our ability to offer products outside the United States is subject to different regulatory and taxation requirements which may be complicated and uncertain.
When we expand the sale and implementation of our solutions internationally, we will be subject to additional regulations, taxes, surcharges and fees. Compliance with these new complex regulatory requirements differ from country to country and are frequently changing and may impose substantial compliance burdens on our business. At times, it may be difficult to determine which laws and regulations apply and we may discover that we are required to comply with certain laws and regulations after having provided services for some time in that jurisdiction, which could subject us to liability for taxes, fees and penalties on prior revenues, and we may be subject to conflicting requirements. Additionally, as we expand internationally, there is risk that governments will regulate or impose new or increased taxes or fees on the types of products that we provide. Any such additional regulation or taxes could decrease the value of our international expansion and harm our results of operations.

Requirements for us or our suppliers to pay federal or state universal service fund contribution amounts and assessments (either us paying directly or paying through our suppliers in the form of surcharges) for other telecommunications funds or taxes could impact the desirability and profitability of our products.
Applicable requirements for us to pay to our suppliers, or in some instances to pay directly, federal or state universal service surcharge amounts and assessments for other telecommunications funds or taxes, continue to change over time and may impact the desirability and profitability of our products. For example, interconnected voice over internet protocol (“VoIP”) providers are generally required to contribute to the federal Universal Service Fund, and the contribution rates have increased in recent years. In addition, if we are unable to continue to pass some or all of the cost of these surcharges and assessments to our customers, our profit margins will decrease. Our surcharge and assessment obligations, whether made directly or indirectly, may significantly increase in the future, due to new interpretations by governing authorities, governmental budget pressures, changes in our business model or products or other factors.

If we do not comply with federal or state laws and regulations, to the extent applicable, we could be subject to enforcement actions, forfeitures, loss of licenses/authorizations and possibly restrictions on our ability to operate or offer certain of our products.
Our business is impacted by federal and state laws and regulations. Additionally, we are registered with the FCC and began providing interconnected VoIP services in the second half of 2021. As an interconnected VoIP provider, we are subject to certain existing or potential FCC regulations. If we do not comply with federal or state laws and regulations, to the extent applicable to our interconnected VoIP or other services, we could be subject to enforcement actions, forfeitures, behavioral or operational remedies, and possibly restrictions on our ability to operate or offer certain of our products. Any enforcement action, elements of which may become public, would hurt our reputation in the industry, could impair our ability to sell our products to customers and could harm our business and results of operations.
Some of the regulations to which we may be subject or which otherwise may impact our business (in whole or in part) include:

•the Communications Assistance for Law Enforcement Act, or CALEA, which requires covered entities to assist law enforcement in undertaking electronic surveillance;
•contributions to federal or state Universal Service funds;
•payment of annual FCC regulatory fees based on our interstate and international revenues;
•rules pertaining to access to our products by people with disabilities and contributions to the Telecommunications Relay Services;
•911 and E911 requirements;
•TRACED Act requirements; and
•FCC rules regarding Customer Proprietary Network Information, or CPNI, which prohibit us from using such information without customer approval, subject to certain exceptions.
If we do not comply with any current or future rules or regulations that apply to our business, we could be subject to additional and substantial fines and penalties (including those mentioned above), we may have to restructure our products, exit certain markets, accept lower margins or raise the price of our products, any of which could harm our business and results of operations.

Changes in government regulation applicable to the collections industry or any failure of us or our customers to comply with existing regulations could result in the suspension, termination or impairment of the ability of us or our customers to conduct business, may require the payment of significant fines by us or our customers and could require changes in customer’s businesses that would reduce the need for our products, or require other significant expenditures.
Many of our customers operate in the collections industry, which is heavily regulated under various federal, state, and local laws, rules, and regulations. In particular, the Consumer Financial Protection Bureau (“CFPB”), FTC, state attorneys general and other regulatory bodies have the authority to impose certain restrictions on the collections industry and to investigate a variety of matters, including consumer complaints against debt collection companies, and can bring enforcement actions and seek monetary penalties, consumer restitution, and injunctive relief. If we, or our customers fail to comply with applicable laws, rules, and regulations, including, but not limited to, identity theft, privacy, data security, the use of automated dialing equipment, laws related to consumer protection, debt collection, and laws applicable to specific types of debt, it could result in the suspension or termination of the ability of our customers to conduct collection operations, which in turn would adversely affect us.
Additionally, new laws, rules or regulations, including changes to permissible communications in connection with consumer debt collection enacted by the CFPB, could limit the ability of certain of our customers to use our products or could potentially expose us or our customers to fines or penalties, which could reduce our revenues, or increase our expenses, and consequently adversely affect our business, financial condition and operating results. In addition, new federal, state or local laws or regulations, or changes in the ways these rules or laws are interpreted or enforced, could limit the activities of us or our customers in the future and could significantly increase the cost of regulatory compliance. Compliance with this extensive regulatory framework is expensive and labor-intensive. Any of the foregoing could have an adverse effect on our business, financial condition and operating results.
Regulation F, which implements the Final Debt Collection Practices Act and which took effect on November 30, 2021, governs third-party debt collectors and, among other things, limits the number of call attempts that a debt collector may make to a consumer to seven calls per account within a seven-day period. Once the debt collector makes actual contact with a consumer, the debt collector may not call the consumer again about that same account for a seven-day period. Adoption of the Regulation F Rule has required significant changes in the collection practices of some of our customers, and several of our customers have taken an even more conservative approach in their collection practices to ensure compliance with the rules, which has negatively impacted our revenue from these customers. We are not able to give any assurance that the effect of these new rules will not have a material impact on our results of operations or financial condition.

Legislative and regulatory changes to laws or policies related to loan deferment, forbearance, or forgiveness could have a material negative impact on the business operations and prospects of certain of our customers and as a result have a negative impact on our business, operations, and financial condition.
Legislative and regulatory changes to laws or policies related to loan deferment, forbearance, or forgiveness, including as a response to COVID-19, may have a significant impact on our customers’ businesses. For example, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. In compliance with the CARES Act, payments and interest accruals on federal student loans were suspended until September 30, 2020, and subsequent Executive Orders have directed the Department of Education (“ED”) to extend the suspension until May 1, 2022. While the CARES Act applies only to loans owned by the ED, several states announced various initiatives to suspend payment obligations for private student loan borrowers in those states. Additionally, on March 25, 2020, the ED announced that private collection agencies were required to stop making outbound collection calls and sending letters or billing statements to borrowers in default. Moreover, in April 2020, various restrictions around the servicing and collection of private education loans were enacted by certain states. There is additional uncertainty as to the future of student loan forbearance or forgiveness under President Biden’s administration. President Biden has indicated a desire and a willingness to cancel federal student loan debt for certain individuals up to a threshold amount and there have been similar proposals in Congress.
Additionally, the CARES Act allowed borrowers affected by the COVID-19 pandemic to request temporary loan forbearance for federally-backed mortgage loans. Nevertheless, servicers of mortgage loans are contractually bound to advance monthly payments to investors, insurers, and taxing authorities regardless of whether the borrower actually makes those payments. While government-sponsored enterprises, including Fannie Mae and Freddie Mac, recently issued guidance limiting the number of payments a servicer must advance in the case of a forbearance, loan servicers expect that a borrower who has experienced a loss of employment or a reduction of income may not repay the forborne payments at the end of the forbearance period. Additionally, loan servicers are prohibited by the CARES Act from collecting certain servicing related fees, such as late fees, during the forbearance plan period. They are further prohibited from initiating foreclosure and/or eviction proceedings under applicable investor and/or state law requirements.
These legislative and regulatory changes have had, and these and other changes that may be promulgated in the future, may have a negative impact on certain of our customers who service student loans or federally backed mortgage loans. In particular, forgiveness of outstanding loans or a suspension of loan payments and interest accruals may lead to a reduction in the demand for our customers’ business, resulting in a corresponding reduction to our business. Due to the impact of new legislation and regulation, coupled with the additional uncertainty of the new presidential administration’s student loan-related initiatives, we are not able to estimate the ultimate impact of changes in law on our customers and consequently our financial results, business operations, or strategies. Until the future of loan servicing is decided, our customers in this industry will continue to experience increased uncertainty. Our profitability, results of operations, financial condition, cash flows, and future business prospects could be materially and adversely affected as a result.

Risks Related to Ownership of Our Securities
We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, LiveVox is qualified for exemptions from certain corporate governance requirements. Our shareholders may not have the same protections as those afforded to shareholders of companies that are subject to such governance requirements.
Funds affiliated with Golden Gate Capital have sole voting and dispositive power over the securities held by LiveVox TopCo LLC, which controls a majority of the voting power of our Class A common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•the requirement that a majority of our Board consist of independent directors;
•the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.
While we currently do not utilize any of these exceptions, we are qualified to do so. As a result, we may not have a majority of independent directors on our Board, our compensation and nominating and corporate governance committees may not consist entirely of independent directors and our compensation and nominating and corporate governance committees may not be subject to annual performance evaluations. Accordingly, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Golden Gate Capital controls us, and its interests may conflict with ours or yours in the future.
Golden Gate Capital beneficially owns approximately 73.34% of our common stock as of December 31, 2021.
As long as Golden Gate Capital owns or controls a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our Board, any amendment to our Second Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company, which could cause the market price of our Class A common stock to decline or prevent stockholders from realizing a premium over the market price for Class A common stock.

Because our Certificate of Incorporation opts out of Section 203 of the DGCL regulating certain business combinations with interested stockholders, Golden Gate Capital may transfer shares to a third party by transferring their shares of Common Stock without the approval of our Board or other stockholders, which may limit the price that investors are willing to pay in the future for shares of our Common Stock.
Golden Gate Capital’s interests may not align with our interests as a company or the interests of our other stockholders. In the ordinary course of their business activities, Golden Gate Capital and its affiliates may engage in activities where their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our Certificate of Incorporation provides that none of Golden Gate Capital, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or its affiliates has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Golden Gate Capital also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Golden Gate Capital may have an interest in pursuing acquisitions, divestitures, and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

We have never paid cash dividends and do not anticipate paying any cash dividends on our common stock.
We currently do not plan to declare dividends on shares of our common stock in the foreseeable future and plan to, instead, retain any earnings to finance our operations and growth. In addition, the terms of our credit facility restrict our ability to pay dividends. Because we have never paid cash dividends and do not anticipate paying any cash dividends on our common stock in the foreseeable future, the only opportunity to achieve a return on an investor's investment in our company will be if the market price of our Class A Common Stock appreciates and the investor sells its shares at a profit. There is no guarantee that the price of our Class A Common Stock that will prevail in the market will ever exceed the price that an investor pays.

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
Our Warrants were issued in registered form under a Warrant Agreement between Continental Stock Transfer & Trust Company, as Warrant Agent, and us. Such Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then outstanding Public Warrants is not unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a Warrant.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.
We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant; provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described above) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the Warrant holders. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you to: (1) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so (2) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants; or (3) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants.

Anti-takeover provisions contained in our Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our Second Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Board;
•the requirement that directors may only be removed from the Board for cause;
•the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•a prohibition on stockholders calling a special meeting and the requirement that a meeting of stockholders may only be called by members of our Board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the requirement that changes or amendments to certain provisions of our Second Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws must be approved by holders of at least two-thirds of the Common Stock entitled to vote; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

Our Second Amended and Restated Certificate of Incorporation includes a forum selection clause.
Our Second Amended and Restated Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of the Company, (2) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or employee of the Company to the Company or its stockholders, (3) action asserting a claim pursuant to any provision of the DGCL or our Second Amended and Restated Certificate of Incorporation, or our bylaws, or (4) action asserting a claim against the Company, its directors, officers or employees governed by the internal affairs doctrine. Notwithstanding the foregoing, our Second Amended and Restated Certificate of Incorporation provides that the provision described in the preceding paragraph shall not apply to suits to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Second Amended and Restated Certificate of Incorporation further provides the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our decision to adopt a federal forum provision for suits arising under federal securities laws in our Second Amended and Restated Certificate of Incorporation followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. However, such provision may not be enforceable under Section 22 of the Securities Act, and it may be possible for the Company to be sued in applicable state and local courts notwithstanding such provision.
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
The forum selection clause may discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable and may result in additional costs for a stockholder seeking to bring a claim. If a court were to determine the forum selection clause to be inapplicable or unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our results of operations and financial condition and result in a diversion of the time and resources of our management and board of directors.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an emerging growth company (“EGC”) as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act (“JOBS Act”). As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not EGCs for as long as we continue to be an EGC, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under SOX, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an EGC until the earliest of (i) the last day of the fiscal year (a) 2024, the fifth anniversary of Crescent’s IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We had net revenues during fiscal 2021 and 2020 of $119.2 million and $102.5 million, respectively. If we expand our business through acquisitions and/or continue to grow revenues organically, we may cease to be an EGC prior to the end of 2024.
In addition, Section 107 of the JOBS Act also provides that an EGC can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an EGC. An EGC can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGSs, but any such election to opt out is irrevocable. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an EGC nor an EGC that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

General Risks
Our quarterly and annual results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly and annual results of operations, including our revenues, profitability and cash flow have varied, and may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period, or series of quarters or periods, should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may harm the value of our common stock. Factors that may cause fluctuations in our quarterly and annual results include, without limitation:

•market acceptance of our products;
•our ability to attract new customers and grow our business with existing customers;
•customer renewal rates;
•customer attrition rates;
•our ability to adequately expand our sales and service team;
•our ability to acquire and maintain strategic and customer relationships;
•the timing and success of new product and feature introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation, partnership or collaboration among competitors, customers or strategic partners;
•network outages or security incidents, which may result in additional expenses or losses, legal or regulatory actions, the loss of customers, the provision of customer credits, and/or harm to our reputation;
•general economic, industry and market conditions;
•the amount and timing of costs and expenses related to the maintenance and expansion of our business, operations and infrastructure;
•seasonal factors that may cause our revenues to fluctuate across quarters;
•inaccessibility or failure of our products due to failures in the products or services provided by third parties;
•the amount and timing of costs and expenses related to our research and development efforts or in the acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;
•our ability to successfully integrate companies and businesses that we acquire and achieve a positive return on our investment;
•our ability to expand and effectively utilize our network of master agents, referral agents and other third-party selling partners;

•changes in accounting rules under current and future generally accepted accounting principles in the United States (“U.S. GAAP”);
•changes in our pricing policies or those of our competitors;
•increases or decreases in the costs to provide our products or pricing changes upon any renewals of customer agreements;
•the level of professional services and support we provide our customers;
•fluctuations or changes in the components of our revenue;
•the addition or loss of key customers, including through acquisitions or consolidations;
•compliance with, or changes in, the current and future domestic and international regulatory environments;
•the hiring, training and retention of our key employees;
•changes in law or policy that impact us or our customers or suppliers;
•the outcome of litigation or other claims against it;
•the ability to expand internationally, and to do so profitably;
•our ability to obtain additional financing on acceptable terms if and when needed; and
•advances and trends in new technologies and industry standards.

Adverse economic conditions may harm our business.
Our business depends on the overall demand for cloud contact center software solutions and on the economic health of our current and prospective customers. In addition to the United States, we may market and sell our products in international markets in the future. If economic conditions, including currency exchange rates, in these areas and other key potential markets for our solutions remain uncertain or deteriorate, customers may delay or reduce their contact center and overall information technology spending. If our customers or potential customers experience economic hardship, this could reduce the demand for our products, delay and lengthen sales cycles, lower prices for our products, and lead to slower growth or even a decline in our revenue, operating results and cash flows.

Compliance obligations under the Sarbanes-Oxley Act may require substantial financial and management resources.
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting.
We may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining these controls can also divert our management’s attention from other matters that are important to the operation of our business. If we are not able to implement the requirements of Section 404, including any additional requirements once we are no longer an EGC, in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities. Additionally, once we are no longer an EGC, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.
If we identify material weaknesses in the internal control over financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we no longer qualify as an EGC, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock, Warrants, and Units could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.
U.S. GAAP is subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our consolidated financial statements issued before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and will occur in the future. Changes to existing rules or the questioning of current practices may harm our reported financial results or the way we account for or conduct our business.

For example, in May 2014, the FASB issued new revenue recognition rules under ASC 606, Revenue from Contracts with Customers (“ASC 606”), which included a single set of rules and criteria for revenue recognition to be used across all industries. We adopted this standard in January 2019 using a full retrospective method. With the adoption of this standard, the timing of our commission expense recognition changed, which caused fluctuations in our operating results. See Note 6 to our consolidated financial statements included in Part II, Item 8 of this Annual Report.
Further, in February 2016, the FASB issued new rules for leases under the ASC 842, Leases (“ASC 842”), which requires a lessee to recognize assets and liabilities for both finance, previously known as capital, and operating leases with lease terms of more than 12 months. We adopted this standard on January 1, 2020 using a modified retrospective method. With the adoption of this standard, we recognized right-of-use, or ROU, assets and lease liabilities for operating leases. See Note 10 to our consolidated financial statements included in Part II, Item 8 of this Annual Report.
The application of any new accounting guidance is, and will be, based on all information available to us as of the date of adoption and up through subsequent interim reporting, including transition guidance published by the standard setters. However, the interpretation of these new standards may continue to evolve as other public companies adopt the new guidance and the standard setters issue new interpretative guidance related to these rules. As a result, changes in the interpretation of these rules could result in material adjustments to our application of the new guidance, which could have a material effect on our results of operations and financial condition. Additionally, any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline, cessation or disruption of trading in our common stock and harm investors’ confidence in us.
In addition, certain factors have in the past and may in the future cause us to defer recognition of revenues. For example, the inclusion in our customer contracts of non-standard terms, such as acceptance criteria, could require the deferral of revenue. To the extent that such contracts become more prevalent in the future our revenue may be impacted.
Because of these factors and other specific requirements under U.S. GAAP for revenue recognition, we must have precise terms and conditions in our arrangements in order to recognize revenue when we deliver our products or perform our professional services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we may accept terms and conditions that do not permit revenue recognition at the time of delivery.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
We are subject to income taxes in the United States, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, regulations or interpretations thereof; or
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.
In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.
An active trading market for our securities may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

We are subject to many hazards and operational risks that can disrupt our business, some of which may not be insured or fully covered by insurance.
Our operations are subject to many hazards inherent in the cloud contact center software business, including:

•damage to third-party and our infrastructure and data centers, related equipment and surrounding properties caused by earthquakes, hurricanes, tornadoes, floods, fires and other natural disasters, explosions and acts of terrorism;
•security breaches resulting in loss or disclosure of confidential customer and customer data and potential liability to customers and non-customer third parties for such losses on disclosures; and
•other hazards that could also result in suspension of operations, personal injury and even loss of life.
These risks could result in substantial losses and the curtailment or suspension of our operations. For example, in the event of a major earthquake, hurricane, tropical storm, flooding or severe weather or catastrophic events such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack impacting our headquarters or any of the data centers we use, we may be unable to continue our operations and may endure system and service interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data, any of which could harm our business and operating results.
We are not insured against all claims, events or accidents that might occur. If a significant accident or event occurs that is not fully insured, if we fail to recover all anticipated insurance proceeds for significant accidents or events for which we are insured, or if we or our data center providers fail to reopen facilities damaged by such accidents or events, our operations and financial condition could be harmed. In addition to being denied coverage under existing insurance policies, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates.

We may acquire other companies or technologies or be the target of strategic transactions, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.
We may acquire or invest in businesses, applications or technologies that we believe could complement or expand our products, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management, and cause us to incur various costs and expenses in identifying, investigating and pursuing acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target.
To date, the growth in our business has been primarily organic, and we have limited experience in acquiring other businesses. With respect to any future acquisitions, we may not be able to successfully integrate acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from these or any future acquisitions due to a number of factors, including:

•inability to integrate or benefit from acquisitions in a profitable manner;
•unanticipated costs or liabilities associated with the acquisition, including legal claims arising from the activities of companies or businesses we acquire;
•acquisition-related costs;
•difficulty converting the customers of the acquired business to our products and contract terms, including due to disparities in the revenue, licensing, support or professional services model of the acquired company;
•difficulty integrating the accounting systems, operations and personnel of the acquired business;
•difficulties and additional costs and expenses associated with supporting legacy products and the hosting infrastructure of the acquired business;
•diversion of management’s attention from other business concerns;
•harm to our existing relationships with our partners and customers as a result of the acquisition;
•the loss of our or the acquired business’s key employees;
•diversion of resources that could have been more effectively deployed in other parts of our business; and
•use of substantial portions of our available cash to consummate the acquisition.
In addition, a significant portion of the purchase price of companies and businesses we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could harm our results of operations.
Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of additional debt to fund such acquisitions, which could harm our operating results. If an acquired business fails to meet our expectations, our operating results, business and financial condition could suffer.
In addition, third parties may be interested in acquiring us. We will continue to consider, evaluate and negotiate such transactions as we deem appropriate. Such potential transactions may divert the attention of management, and cause us to incur various costs and expenses in investigating, evaluating and negotiating such transactions, whether or not they are consummated.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at 655 Montgomery Street, Suite 1000, San Francisco, California, 94111. In addition to our principal executive offices, our business operates in New York, New York; Columbus, Ohio; Alpharetta, Georgia; Denver, Colorado; Fairview Heights, Illinois; Medellin, Colombia; and Bangalore, India. LiveVox's principal executive and other offices are leased by the Company or one of its affiliates from third parties. We use our principal executive and other offices primarily for our management, engineering, technology, product management, sales and marketing, finance, legal, people operation, general administrative and information technology teams.
We believe that our current facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

ITEM 3. LEGAL PROCEEDINGS
The Company is currently, and from time to time may become, involved in legal or regulatory proceedings arising in the ordinary course of its business, including tort claims, employment disputes and commercial contract disputes. Although the outcome of such claims cannot be predicted with certainty, as of the date of this Annual Report, we were not a party to any litigation or regulatory proceeding that would reasonably be expected to be material to LiveVox’s business, results of operations, financial condition or cash flows. Please read Note 23 to the consolidated financial statements included in Part II, Item 8 of this Annual Report, which is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock, Warrants and Units trade on Nasdaq under the symbols “LVOX,” “LVOXW” and “LVOXU,” respectively.

Holders
On March 7, 2022, there were 26 holders of record of our Class A common stock, 13 holders of record of our Warrants, and 1 holder of record of our Units. These numbers do not include a greater number of beneficial holders of our securities whose securities are held by banks, brokers and other financial institutions.

Distribution Policy
We have not paid any cash dividends on our Class A common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, under the terms of our credit facility, our ability to declare dividends is limited by restrictive covenants.

Unregistered Sales of Equity Securities, Use of Proceeds, and Purchases of Equity Securities
None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, unless otherwise noted, the “Company,” “LiveVox,” “we,” “us,” and “our” refers to LiveVox Holdings, Inc., and its subsidiaries, collectively. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with other sections of this Annual Report, including “Item 1. Business,” and the audited consolidated financial statements and related notes thereto included in Part II, Item 8 of this Annual Report. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the section entitled “Item 1A. Risk Factors” in this Annual Report.

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
We typically sell our products to customers under one- to three-year subscription contracts that stipulate a minimum amount of monthly usage and associated revenue with the ability for the customer to consume more usage above the minimum contract amount each month. Our subscription revenue is comprised of the minimum usage revenue under contract (which we call “contract revenue”) and amounts billed for usage above the minimum contract value (which we call “excess usage revenue”), both of which are recognized on a monthly basis following deployment to the customer. Excess usage revenue is deemed to be specific to the month in which the usage occurs, since the minimum usage commitments reset at the beginning of each month. For the years ended December 31, 2021, 2020 and 2019, subscription revenue (including contract revenue and excess usage revenue) accounted for 98%, 99% and 99%, respectively, of our total revenue with the remainder consisting of professional services and other non-recurring revenue derived from the implementation of our products.

Reverse Recapitalization
LiveVox’s financial condition and results of operations may not be comparable between periods as a result of the Merger (as defined below) and becoming a public company.
Pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations, the merger between LiveVox Holdings, Inc. (hereinafter referred to as “Old LiveVox”) and Crescent Acquisition Corp (“Crescent”) consummated on June 18, 2021 (the transaction referred to as the “Merger”) was accounted for as a Reverse Recapitalization, rather than a business combination, for financial accounting and reporting purposes. Accordingly, Old LiveVox was deemed the accounting acquirer (and legal acquiree) and Crescent was treated as the accounting acquiree (and legal acquirer). Under this method of accounting, the Reverse Recapitalization was treated as the equivalent of Old LiveVox issuing stock for the net assets of Crescent, accompanied by a recapitalization. The net assets of Crescent are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Merger are those of Old LiveVox. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement dated January 13, 2021.
There have been no material changes to the aggregate consideration received or the total transaction costs incurred as a result of the Merger previously disclosed in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on August 13, 2021.

Impact of COVID-19
While impacts associated with COVID-19 had certain adverse impacts on our business and operating results in the first two quarters of fiscal 2020, we have not experienced a sustained disruption in our overall business other than as described below.
In March of fiscal 2020, we began to experience softness in our excess usage revenue in relation to our contract revenue (as evidenced by the calculation of total revenue divided by contract revenue which we call the “usage multiplier”) as a result of the

COVID-19 pandemic and this softness continued to persist through the end of fiscal 2021. We attribute this softness to financial stimulus packages designed to address the financial hardships of Americans brought about by the COVID-19 pandemic which allowed many of our customers in the collections industry to meet their collection goals with fewer interactions with debtors. As a result, our usage multiplier declined sequentially from the fourth quarter of fiscal 2020 to the second quarter of fiscal 2021. In the second half of fiscal 2021 our usage multiplier increased slightly over the second quarter of fiscal 2021, but remained below the first quarter of fiscal 2021. When the effects of the pandemic and the associated financial stimulus (including, but not limited to direct stimulus payments, extensions and enhancements of unemployment benefits and loan forbearances) dissipate and there is a return to growth in consumer debt relative to disposable income, we believe the usage multiplier will recover to normal historical levels. As that relationship moves towards normal historical levels, our excess usage revenue is likely to grow faster than our contract revenue.

Impact of Consumer Financial Protection Bureau (CFPB) Seven Voice Attempts In Seven Days Ruling
The dialing practices of several of our larger BPOs and collection customers were constrained by Regulation F, which took effect on November 30, 2021. Regulation F governs third-party debt collectors and, among other things, limits the number of call attempts that a debt collector may make to a consumer to seven calls per account within a seven day period (sometimes referred to as “7 in 7”). Once the debt collector makes actual contact with a consumer, the debt collector may not call the consumer again about that same account for a seven-day period. Excess usage revenue in December 2021 was impacted by approximately $1.0 million as many customers conservatively changed their dialing pattern to less than 7 in 7. We are actively presenting a best practice designed to enhance our customers’ profitability that replaces their previous behavior with a Regulation F-compliant calling regimen supplemented by best-time dial technology and/or 2 text messages per week. Sales of our Attempt Supervisor product have increased in the fourth quarter of fiscal 2021, and while we expect sales of this product to continue to increase, we believe the conservative dialing behavior demonstrated by our customers immediately following the implementation of Regulation F will be replaced by behavior that optimizes the profitability of our customers in the future. We believe that our recommended best practices, if implemented, will result in higher collection results for our customers, at a lower labor cost with a slight increase in software costs. However, there can be no assurance as to when our customers will adopt our recommended Regulation F-compliant practices, if at all. For the fourth quarter of fiscal 2021, our usage multiplier was unfavorably impacted by approximately 0.04x.

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
LTM Net Revenue Retention Rate
We believe that our LTM Net Revenue Retention Rate provides us and investors with insight into our ability to retain and grow revenue from our customers and is a meaningful measure of the long-term value of our customer relationships. We calculate LTM Net Revenue Retention Rate by dividing the recurring revenue recognized during the most recent LTM period by the recurring revenue recognized during the LTM period immediately preceding the most recent LTM period, provided, however, that recurring revenue from a customer in the most recent LTM period is excluded from the calculation if recurring revenue was not recognized from that customer in the preceding LTM period. Customers who cease using our products during the most recent LTM period are included in the calculation. For example, LTM Net Revenue Retention for the 12-month period ending December 2021 includes recurring revenue from all customers for whom revenue was recognized in 2020 regardless of whether such customers increased, decreased, or stopped their use of our products during 2021 (i.e., old customers), but excludes recurring revenue from all customers who began using our services during 2021 (i.e., new customers). We define monthly recurring revenue as recurring monthly contract and excess usage revenue, which we calculate separately from one-time, non-recurring revenue by month by customer. We consider all contract and excess usage revenue, which represents 98% of our revenue, to be recurring revenue as all of our contracts provide for a minimum commitment amount. We consider professional services revenue and one-time adjustments, which are booked on a one-time, nonrecurring basis, to be non-recurring revenue. Professional services and other one-time adjustments are generally not material to the result of the calculation. However, one-time non-recurring revenue is important with respect to timing as we bill installation and non-standard statement of work fees immediately and recognize the revenue as the work is completed, which is generally in advance of the beginning of recurring revenue which is when we recognize the beginning of the LTM period immediately preceding the most recent LTM period.

The following table shows our LTM Net Revenue Retention Rate for the periods presented:

	Twelve Months Ended December 31,
	2021	2020	2019
LTM Net Revenue Retention Rate	105%	106%	118%
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
Our LTM Net Revenue Retention Rate decreased by 1% percentage points, to 105% in the twelve months ended December 31, 2021 from 106% in the twelve months ended December 31, 2020 primarily as a result of the impacts of COVID-19 and the related decrease in excess usage revenue, described above. Despite the decline in LTM Net Revenue Retention Rate, monthly minimum contract revenue for customers grew by 26% from fiscal 2020 to fiscal 2021.
Our LTM Net Revenue Retention Rate decreased by 12 percentage points, to 106% in the twelve months ended December 31, 2020 from 118% in the twelve months ended December 31, 2019 primarily as a result of the impacts of COVID-19 and the related decrease in excess usage revenue, described above. Despite the decline in LTM Net Revenue Retention Rate, monthly minimum contract revenue for customers grew by 20 % from fiscal 2019 to fiscal 2020.

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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of Adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of these limitations, presentation of our consolidated financial statements in accordance with U.S. GAAP and reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate Adjusted EBITDA as net loss before (i) depreciation and amortization, (ii) long-term equity incentive bonus, (iii) stock-based compensation expense, (iv) interest expense, net, (v) change in the fair value of warrant liability, (vi) other expense (income), net, (vii) provision for income taxes, and (viii) other items that do not directly affect what we consider to be our core operating performance.
The following table shows a reconciliation of net loss to Adjusted EBITDA for the periods presented (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Net loss	$(103,194)	$(4,645)	$(6,913)
Non-GAAP adjustments:
Depreciation and amortization (1)	6,579	6,065	4,894
Long-term equity incentive bonus and stock-based compensation expenses (2)(3)	74,489	1,323	9,182
Interest expense, net	3,732	3,890	3,320
Change in the fair value of warrant liability	(1,242)	—	—
Other expense (income), net	(460)	154	(22)
Acquisition and financing related fees and expenses (4)	1,537	25	1,664
Transaction-related costs (5)	2,263	707	—
Golden Gate Capital management fee expenses (6)	135	781	732
Provision for income taxes	166	196	149
Other non-recurring expenses	—	—	249
Adjusted EBITDA	$(15,995)	$8,496	$13,255

(1) Depreciation and amortization expenses included in our results of operations are as follows (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of revenue	$3,776	$3,826	$3,130
Sales and marketing expense	2,390	1,961	1,531
General and administrative expense	281	160	153
Research and development expense	132	118	80
Total depreciation and amortization	$6,579	$6,065	$4,894

(2) Long-term equity incentive bonus included in our results of operations are as follows (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of revenue	$9,697	$123	$1,007
Sales and marketing expense	18,405	277	1,874
General and administrative expense	18,594	336	4,420
Research and development expense	23,888	31	1,881
Total long-term equity incentive bonus	$70,584	$767	$9,182

(3) Stock-based compensation expenses included in our results of operations are as follows (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of revenue	$500	$57	$—
Sales and marketing expense	865	113	—
General and administrative expense	1,169	273	—
Research and development expense	1,371	113	—
Total stock-based compensation expenses	$3,905	$556	$—

(4) Acquisition and financing related fees and expenses included in our results of operations are as follows (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of revenue	$—	$—	$—
Sales and marketing expense	—	—	—
General and administrative expense	1,537	25	1,664
Research and development expense	—	—	—
Total acquisition and financing related fees and expenses	$1,537	$25	$1,664

(5) Transaction-related costs included in our results of operations are as follows (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of revenue	$—	$—	$—
Sales and marketing expense	—	—	—
General and administrative expense	2,263	707	—
Research and development expense	—	—	—
Total transaction-related costs	$2,263	$707	$—

(6) Golden Gate Capital management fee expenses included in our results of operations are as follows (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of revenue	$—	$—	$—
Sales and marketing expense	—	—	—
General and administrative expense	135	781	732
Research and development expense	—	—	—
Total Golden Gate Capital management fee expenses	$135	$781	$732

Non-GAAP Gross Profit and Non-GAAP Gross Margin Percentage
U.S. GAAP defines gross profit as revenue less cost of revenue. Cost of revenue includes all expenses associated with our various product offerings as more fully described under the caption “Components of Results of Operations—Cost of Revenue” below. We define Non-GAAP gross profit as gross profit after adding back the following items:
•depreciation and amortization;
•long-term equity incentive bonus and stock-based compensation expenses; and
•other non-recurring expenses
We add back depreciation and amortization, long-term equity incentive bonus and stock-based compensation expenses and other non-recurring expenses because they are one-time or non-cash items. We eliminate the impact of these one-time or non-cash items because we do not consider them indicative of our core operating performance. Their exclusion facilitates comparisons of our operating performance on a period-to-period basis. Therefore, we believe showing Non-GAAP gross margin to remove the impact of these one-time or non-cash expenses is helpful to investors in assessing our gross profit and gross margin performance in a way that is similar to how management assesses our performance.
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
The following table shows a reconciliation of gross profit to Non-GAAP gross margin percentage for the periods presented (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Gross profit	$58,592	$63,069	$54,502
Depreciation and amortization	3,776	3,826	3,130
Long-term equity incentive bonus and stock-based compensation expenses	10,197	180	1,007
Other non-recurring expenses	—	—	211
Non-GAAP gross profit	$72,565	$67,075	$58,850
Non-GAAP gross margin %	60.9%	65.4%	63.4%

Components of Results of Operations
Revenue
We derive revenue by providing products under a variety of pricing models. Our recently released AI Virtual Agent product and our historical Voice product are provided under a usage-based pricing model with prices calculated on a per-minute basis with a contracted minimum commitment in accordance with the terms of the underlying pricing agreements. Voice is our predominant source of revenue. Other revenue sources are derived from products under the following pricing models:
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
In the fourth quarter of fiscal 2021, we completed a major strategic milestone when our data center transitioned from a model based on maintaining a co-location facility with our own capital equipment to a 100% cloud strategy based on monthly recurring charges for capacity added in generally small step function increments. As a result, we have reduced our capital expenditures for data center equipment, which has slowed growth in depreciation and increased our data center costs for our cloud provisioning. We expect feature release efficiencies for our cloud operations as research and development resources eliminate the release effort associated with our co-location deployment. We have accelerated depreciation expense associated with the change in useful life estimate of the co-location facility.
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

Results of Operations
Comparison of the years ended December 31, 2021 and 2020
The following tables summarize key components of our results of operations for the years ended December 31, 2021 and 2020 (in thousands, except per share data):

	Years Ended December 31,
	2021	2020
Revenue	$119,231	$102,545
Cost of revenue	60,639	39,476
Gross profit	58,592	63,069
Operating expenses
Sales and marketing expense	62,333	29,023
General and administrative expense	44,694	14,291
Research and development expense	52,562	20,160
Total operating expenses	159,589	63,474
Loss from operations	(100,997)	(405)
Interest expense, net	3,732	3,890
Change in the fair value of warrant liability	(1,242)	—
Other expense (income), net	(459)	154
Total other expense, net	2,031	4,044
Pre-tax loss	(103,028)	(4,449)
Provision for income taxes	166	196
Net loss	$(103,194)	$(4,645)
Net loss per share—basic and diluted	$(1.29)	$(0.07)
Weighted average shares outstanding—basic and diluted	79,964	66,637

Revenue

	Years Ended December 31,
	2021	2020	$ Change	% Change
Revenue	$119,231	$102,545	$16,686	16.3%

Revenue increased by $16.7 million, or 16.3%, to $119.2 million in fiscal 2021 from $102.5 million in fiscal 2020, primarily due to the acquisition of new customers and upsells to our existing customer base. The recent stimulus packages designed to address the COVID-19 pandemic have allowed our customers to meet their goals with less effort, reducing usage volumes, which was more than offset by 26% growth in contract revenue.

Cost of revenue

	Years Ended December 31,
	2021	2020	$ Change	% Change
Cost of revenue	$60,639	$39,476	$21,163	53.6%
% of revenue	50.9%	38.5%

Cost of revenue increased by $21.2 million, or 53.6%, to $60.6 million in fiscal 2021 from $39.5 million in fiscal 2020. The increase was attributable primarily to increased personnel costs of $11.0 million, of which $9.5 million was associated with our Value Creation Incentive Plan (“VCIP”) and Option-based Incentive Plan (“OBIP”) awards that fully vested upon a liquidity event (i.e., the Merger) and were recorded as compensation expense within cost of revenue in the consolidated statements of operations and comprehensive loss in the second quarter of fiscal 2021. We also experienced increased cloud data center costs of $4.8 million in fiscal 2021 while transitioning from our co-location deployment. With the transition to the cloud complete in late 2021, going forward, we expect continued benefit from reduced technical debt (i.e., the implied cost of additional rework caused by choosing an easy solution now instead of using a better approach that would take longer), increased development efficiency and significantly reduced capital expenditure needs. Additionally, stock-based compensation expenses increased $0.4 million associated with restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) granted under the 2021 Equity Incentive Plan (the “2021 Plan”) in fiscal 2021.

Gross profit

	Years Ended December 31,
	2021	2020	$ Change	% Change
Gross profit	$58,592	$63,069	$(4,477)	(7.1)%
Gross margin percentage	49.1%	61.5%

Gross profit decreased by $4.5 million, or 7.1%, to $58.6 million in fiscal 2021 from $63.0 million in fiscal 2020. The decrease in gross profit was a result of increased personnel costs of $11.0 million, of which $9.5 million was associated with our VCIP and OBIP awards that fully vested upon a liquidity event (i.e. the Merger) and were recognized as compensation expense in the second quarter of fiscal 2021, increased cloud data center costs of $4.8 million in fiscal 2021 while transitioning from our co-location deployment which we began in early 2020 and completed in late 2021, and increased stock-based compensation expenses of $0.4 million associated with the RSUs and PSUs granted under the 2021 Plan in fiscal 2021, partially offset by higher revenue.

Sales and marketing expense

	Years Ended December 31,
	2021	2020	$ Change	% Change
Sales and marketing expense	$62,333	$29,023	$33,310	114.8%
% of revenue	52.3%	28.3%

Sales and marketing expense increased by $33.3 million, or 114.8%, to $62.3 million in fiscal 2021 from $29.0 million in fiscal 2020. The increase was primarily due to increased personnel costs of $28.7 million of which $18.1 million was associated with the VCIP and OBIP awards that fully vested upon a liquidity event (i.e., the Merger) and were recorded as compensation expense within sales and marketing expense in the consolidated statements of operations and comprehensive loss in the second quarter of fiscal 2021. Additionally, marketing, promotions and tradeshow expenses increased $2.7 million, and stock-based compensation expenses increased $0.8 million associated with the RSUs and PSUs granted under the 2021 Plan in fiscal 2021.

General and administrative expense

	Years Ended December 31,
	2021	2020	$ Change	% Change
General and administrative expense	$44,694	$14,291	$30,403	212.7%
% of revenue	37.5%	13.9%

General and administrative expense increased by $30.4 million, or 212.7%, to $44.7 million in fiscal 2021 from $14.3 million in fiscal 2020. The increase was primarily due to increased personnel costs of $21.0 million of which $18.4 million was associated with the VCIP and OBIP awards that fully vested upon a liquidity event (i.e., the Merger) and were recorded as compensation expense within general and administrative expense in the consolidated statements of operations and comprehensive loss in the second quarter of fiscal 2021. Additionally, accounting, audit and legal fees increased $3.8 million in connection with our transition to a public company, miscellaneous general and administrative expenses increased $3.3 million primarily attributable to $1.5 million for directors’ and officers’ insurance, and stock-based compensation expenses increased $0.9 million associated with the RSUs and PSUs granted under the 2021 Plan in fiscal 2021.

Research and development expense

	Years Ended December 31,
	2021	2020	$ Change	% Change
Research and development expense	$52,562	$20,160	$32,402	160.7%
% of revenue	44.1%	19.7%

Research and development expense increased by $32.4 million, or 160.7%, to $52.6 million in fiscal 2021 from $20.2 million in fiscal 2020. The increase was primarily due to increased personnel costs of $29.1 million of which $23.5 million was associated with the VCIP and OBIP awards that fully vested upon a liquidity event (i.e., the Merger) and were recorded as compensation expense within research and development expense in the consolidated statements of operations and comprehensive loss in the second quarter of fiscal 2021. Additionally, computing costs used in the development of software increased $1.6 million, and stock-based compensation expenses increased $1.3 million associated with the RSUs and PSUs granted under the 2021 Plan in fiscal 2021.

Interest expense, net

	Years Ended December 31,
	2021	2020	$ Change	% Change
Interest expense, net	$3,732	$3,890	$(158)	(4.1)%
% of revenue	3.1%	3.8%

Interest expense, net decreased by $0.2 million, or 4.1%, to $3.7 million in fiscal 2021 from $3.9 million in fiscal 2020. The decrease was attributable primarily to decreased interest expense of $0.2 million associated with the decreased outstanding principal amount of our term loan and lower interest rates, partially offset by the BusinessPhone asset acquisition contingent consideration payment.

Change in the fair value of warrant liability

	Years Ended December 31,
	2021	2020	$ Change
Change in the fair value of warrant liability	$(1,242)	$—	$(1,242)
% of revenue	(1.0)%	—%

Gain recognized due to change in the fair value of warrant liability increased by $1.2 million to $1.2 million in fiscal 2021 from $0 in fiscal 2020. The increase was attributable primarily to decrease in the fair value of Forward Purchase Warrants. Upon the consummation of the Merger on June 18, 2021, the Company recorded a liability related to the Forward Purchase Warrants of $2.0 million, with an offsetting entry to additional paid-in capital. On December 31, 2021, the fair value of the Forward Purchase Warrants decreased to $0.8 million, with the adjustment reflected as a warrant liability within the consolidated balance sheets, and the gain on fair value change recorded as a change in the fair value of warrant liability within the consolidated statements of operations and comprehensive loss.

Comparison of the years ended December 31, 2020 and 2019
A comparison of our results of operations for the years ended December 31, 2020 and 2019 can be found in the section entitled “LiveVox Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Crescent’s Definitive Proxy Statement filed with the SEC on May 14, 2021.

Liquidity and Capital Resources
Sources of Cash
LiveVox’s consolidated financial statements have been prepared assuming the Company will continue as a going concern for the 12-month period from the date of issuance of the consolidated financial statements, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Historically, the Company’s main sources of liquidity were cash generated by operating cash flows and debt. For the years ended December 31, 2021, 2020 and 2019, the Company’s cash flow from operations was $(69.1) million, $1.1 million and $1.6 million, respectively. During the year ended December 31, 2021, the Company’s cash flows also include net cash proceeds of $157.6 million from the Merger and the related PIPE, net of transaction costs, which are available for general corporate purposes.
As of December 31, 2021 and December 31, 2020, the Company held cash and cash equivalents of $47.2 million and $18.1 million, respectively. In addition, the Company had restricted cash of $0.1 million as of December 31, 2021 related to the holdback amount for one acquisition the Company made in 2019 and $1.5 million in restricted cash as of December 31, 2020 related to the holdback amount for two acquisitions the Company made in 2019. The Company invested in various marketable securities in the year ended December 31, 2021, and held marketable securities of $49.4 million as of December 31, 2021.
On February 28, 2018, the Company entered into an amendment to its term loan and revolving credit facility with PNC Bank originally dated November 7, 2016 (as so amended, the “Credit Facility”) to provide for a $45.0 million term loan, a $5.0 million line of credit and a $1.5 million letter of credit sub-facility. The agreement governing the Credit Facility initially had a five-year term ending November 7, 2021, which has been extended as described below. The Credit Facility is collateralized by a first-priority perfected security interest in substantially all the assets of the Company and is subject to certain financial covenants before and after a covenant conversion date. Covenant conversion may be elected early by the Company if certain criteria are met, including, but not limited to, meeting fixed charge coverage and liquidity ratio targets as of the most recent twelve-month period. Prior to the covenant conversion date, the Company is required to maintain minimum levels of liquidity and recurring revenue. As of the covenant conversion date, the Company is required to maintain the Fixed Charge Coverage Ratio and Leverage Ratio (as defined in the Credit Facility) measured on a quarter-end basis for the four-quarter period ending on each such date through the end of the agreement.
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
The Company was in compliance with all debt covenants at December 31, 2021 and December 31, 2020 and was in compliance with all debt covenants as of the date of issuance of these consolidated financial statements. There was no unused borrowing capacity under the term loan portion of the Credit Facility at December 31, 2021 and December 31, 2020. On March 17, 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company drew down approximately $4.7 million under the revolving portion of the Credit Facility, which was repaid in full by the Company in connection with the Merger in the second quarter of fiscal 2021.

Cash Requirements
LiveVox’s cash requirements within the next 12 months consist primarily of operation and administrative activities including employee related expenses and general, operating and overhead expenses, current maturities of the Company’s term loan, operating and finance leases and other obligations.
LiveVox’s long-term cash requirements consist of various contractual obligations and commitments, including:
•Term loan – The Company has contractual obligations under its term loan to make principal and interest payments. Please see Note 11 to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report for a discussion of the contractual obligations under the Company’s term loan and the timing of principal maturities. The principal amount is due December 31, 2025;
•Operating and finance lease obligations – The Company leases its corporate headquarters and worldwide offices under operating leases, and finance computer and networking equipment and software purchases for its co-location data centers under finance leases. Please see Note 10 to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report for further detail of the Company’s obligations under operating and finance leases and the timing of expected future lease payments;
•Other liabilities – These include other long-term liabilities reflected in the Company’s consolidated balance sheets as of December 31, 2021, including obligations associated with certain employee and non-employee incentive plans, Forward Purchase Warrants, unrecognized tax benefits and various long-term liabilities, which have some inherent uncertainty in the timing of these payments.

Future capital requirements will depend on many factors, including the Company’s customer growth rate, customer retention, timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, the continuing market acceptance of the Company’s products, effective integration of acquisition activities, and maintaining the Company’s bank credit facility. Additionally, the duration and extent of the impact from the COVID-19 pandemic continues to depend on future developments that cannot be accurately predicted at this time, such as the ongoing severity and transmission rate of the virus, the extent and effectiveness of vaccine programs and other containment actions, the duration of social distancing, office closure and other restrictions on businesses and society at large, and the specific impact of these and other factors on the Company’s business, employees, customers and partners. While the COVID-19 pandemic has caused operational difficulties, and may continue to create unprecedented challenges, it has not thus far had a substantial net impact on the Company’s liquidity position.
The Company believes the cash generated by operating cash flows and debt will be sufficient to meet the Company’s anticipated cash requirements for at least the next 12 months from the date of this Annual Report and beyond, while maintaining sufficient liquidity for normal operating purposes.

Acquisition Opportunities
The Company believes that there may be opportunity for further consolidation in LiveVox’s industry. From time to time, the Company evaluates potential strategic opportunities, including acquisitions of other providers of cloud-based services. The Company has been in, and from time to time may engage in, discussions with counterparties in respect of various potential strategic acquisition and investment transactions. Some of these transactions could be material to the Company’s business and, if completed, could require significant commitments of capital, result in increased leverage or dilution and/or subject the Company to unexpected liabilities. In connection with evaluating potential strategic acquisition and investment transactions, the Company may incur significant expenses for the evaluation and due diligence investigation of these potential transactions.

Comparison of cash flows for the years ended December 31, 2021 and 2020
The following table summarizes key components of our cash flows for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Years Ended December 31,
	2021	2020
Net cash (used in) provided by operating activities	$(69,057)	$1,070
Net cash used in investing activities	(49,803)	(773)
Net cash provided by financing activities	146,689	2,768
Effect of foreign currency translation	(78)	(12)
Net increase in cash, cash equivalents and restricted cash	$27,751	$3,053

Net cash (used in) provided by operating activities
Cash flows from operating activities in fiscal 2021 decreased by $70.1 million to $(69.1) million from $1.1 million in fiscal 2020. The decrease to net cash provided by operating activities was primarily attributable to a $98.5 million increase to net loss and an increase of $35.8 million in non-cash adjustments to net loss. These non-cash items primarily consisted of a $32.6 million increase of compensation expense associated with the VCIP and OBIP awards fully vesting in connection with the Merger in the second quarter of fiscal 2021, and a $3.3 million increase of stock-based compensation expenses associated with the RSUs and PSUs granted under the 2021 Plan in fiscal 2021. Net cash used in operating activities also included a decrease of $7.4 million in cash from operating assets and liabilities, primarily due to the payment of indirect or non-incremental transaction costs of $2.1 million associated with the Merger, and the timing of cash payments to vendors and cash receipts from customers.
Net cash used in investing activities
Cash flows used in investing activities in fiscal 2021 increased by $49.0 million to $(49.8) million from $(0.8) million during the same period in fiscal 2020. Net cash used in investing activities in fiscal 2021 was primarily comprised of $50.8 million in purchases of debt securities.
Net cash provided by financing activities
Cash flows provided by financing activities in fiscal 2021 increased by $143.9 million to $146.7 million from $2.8 million during the same period in 2020, reflecting the net cash proceeds of $159.7 million received in fiscal 2021 as a result of the Merger, net of direct and incremental transaction costs. Net cash provided by financing activities was partially offset by the repayment of $4.7 million, representing the revolving portion of the Credit Facility, made in conjunction with the Merger, and the cash payment made in the third quarter of fiscal 2021 up to the fair value of the contingent consideration liability on the acquisition date of $6.0 million associated with the BusinessPhone asset acquisition.

Comparison of cash flows for the years ended December 31, 2020 and 2019
A comparison of our cash flows for the years ended December 31, 2020 and 2019 can be found in the section entitled “LiveVox Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Crescent’s Definitive Proxy Statement filed with the SEC on May 14, 2021.

Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements included in Part II, Item 8 of this Annual Report, which have been prepared in accordance with U.S. GAAP.
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
While our significant accounting policies are more fully described in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report, we believe that the following accounting estimates are critical to our business operations and understanding of our financial results. We consider an accounting judgment, estimate or assumption to be critical when (i) the estimate or assumption is complex in nature or requires a high degree of subjectivity and judgment and (ii) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements.

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
We perform our annual impairment review of goodwill on October 1 of each year, and when a triggering event occurs between annual impairment tests. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine if it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount, including goodwill. In the fourth quarter of 2021, the Company elected to bypass the qualitative assessment and proceed directly to the quantitative impairment test to determine if the fair value of the reporting unit exceeds its carrying amount. If the fair value is determined to be less than the carrying value, an impairment charge is recorded for the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. No impairment losses have been recognized in any of the periods presented.
Intangible assets, consisting of acquired developed technology, corporate name, customer relationships and workforce, are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. No impairment losses have been recognized in any of the periods presented.

Impairment of marketable securities
The Company monitors the carrying value of debt securities compared to their fair value to determine whether an other-than-temporary impairment has occurred. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value of debt securities is determined to be other-than-temporary, an impairment charge related to that specific investment is recorded in the consolidated statements of operations and comprehensive loss. The Company has determined that the unrealized losses for debt securities at December 31, 2021 were temporary in nature and did not consider any debt securities to be other-than-temporarily impaired. The Company will continue to assess whether a debt security is other-than-temporarily impaired at every reporting period (i.e., on quarterly basis).

Revenue Recognition
The Company recognizes revenue in accordance with U.S. GAAP, pursuant to ASC 606, Revenue from Contracts with Customers.
The Company derives substantially all of its revenue by providing cloud-based contact center voice products under a usage-based model. The Company’s performance obligations are satisfied over time as the customer has continuous access to its hosted technology platform solutions through one of its data centers and simultaneously receives and consumes the benefits and the Company performs its services. Other immaterial ancillary revenue is derived from call recording, local caller identification packages, performance/speech analytics, text messaging services and professional services billed monthly on primarily usage-based fees, and to a lesser extent, fixed fees. Professional services, which represents approximately 2% of revenue, are billed on a fixed-price or on a time and material basis and the revenue is recognized over time as the services are rendered.
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

Employee and Non-Employee Incentive Plans
Value Creation Incentive Plan and Option-Based Incentive Plan
During 2014, the Company established two bonus incentive plans, the VCIP and the OBIP, pursuant to which eligible participants receive a predetermined bonus based on the Company’s equity value at the time of a liquidity event. Awards under the VCIP and OBIP generally time vest over five years and performance vest upon certain liquidity event conditions, subject to continued service through the vesting dates. The Company also has an option to repurchase awards under either plan at an amount deemed to be fair value for which the time-based vesting period has been completed, contingent on the employee’s termination of service. The fair value used by the Company has historically been determined by the Company’s board of directors with assistance of management at each reporting period by considering a number of objective and subjective factors including important developments in the Company’s operations, valuations performed by an independent third party, actual results and financial performance, the conditions in the CCaaS industry and the economy in general, volatility of comparable public companies, among other factors. On June 18, 2021, the Company consummated the Merger in which all outstanding VCIP and OBIP awards became fully vested and were recorded as compensation expense. The VCIP and OBIP awards were paid to the plan participants in a combination of cash awards and equity awards. The cash portion of the awards was recorded to accrued liability for unpaid cash awards, and the stock portion of the awards was recorded to additional paid-in capital for undelivered equity shares. The fair value of the VCIP and OBIP accrued liability for unpaid cash awards was determined based on the terms of the respective VCIP and OBIP agreements. Since the inputs used to measure fair value are directly or indirectly observable in the marketplace, VCIP and OBIP accrued liability was transferred out of the Level 3 fair value measurement to the Level 2 fair value measurement upon the consummation of the Merger on June 18, 2021. As of December 31,

2021, the VCIP and OBIP awards were paid in full and the fair value of the VCIP and OBIP accrued liability was transferred out of the Level 3 fair value measurement and reduced to zero.
Management Incentive Units
During 2019, LiveVox TopCo, LLC (“LiveVox TopCo”), a Delaware limited liability company and the sole stockholder of the Company prior to the Merger, established a Management Incentive Unit program whereby the LiveVox TopCo board of directors has the power and discretion to approve the issuance of Class B Units of LiveVox TopCo that represent management incentive units (which we call “Management Incentive Units” or “MIUs”) to any manager, director, employee, officer or consultant of the Company or its subsidiaries. Vesting begins on the date of issuance, and the MIUs vest ratably over five years with 20% of the MIUs vesting on each anniversary of a specified vesting commencement date, subject to the grantee’s continued employment with the Company on the applicable vesting date. Vesting of the MIUs will accelerate upon consummation of a “sale of the company”, which is defined in the LiveVox TopCo limited liability company agreement. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of five years. Stock-based compensation for MIUs is measured based on the grant date fair value of the award using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation are holding period, expected share price volatility, discount for lack of marketability, and risk-free interest rate.
2021 Equity Incentive Plan
On June 16, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective upon the closing of the Merger on June 18, 2021. The Compensation Committee of the Company approved 5,091,331 RSU and 1,611,875 PSU awards in the year ended December 31, 2021 to employees, executive officers, directors, and consultants of the Company. RSUs are subject only to service conditions and typically vest over periods ranging from three to six years based on the grantee’s role in the Company. PSUs are granted to certain key employees and vest either based on the achievement of predetermined market conditions, or based on both service and market conditions. All RSU and PSU awards will be settled in shares of Class A common stock and are classified as equity. Equity-classified awards are generally recognized as stock-based compensation expense over an employee’s requisite service period or a nonemployee’s vesting period on the basis of the grant-date fair value. The Company recognizes stock-based compensation expense of RSUs using the straight-line method, and recognizes stock-based compensation expense of PSUs subject to graded market vesting using the accelerated attribution method. The fair value of the RSUs is estimated by using the closing price of the Company’s Class A common stock on Nasdaq on the measurement date. The fair value of the PSUs at each measurement date is estimated by using a Monte Carlo simulation. The key inputs used in the Monte Carlo simulation are stock price, expected share price volatility, expected life, risk-free interest rate, and vesting hurdles. While the Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense related to the Company’s 2021 Plan.

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

Public and Forward Purchase Warrants
Prior to the Merger, Crescent issued 7,000,000 private placement warrants (“Private Warrants”) and 12,499,995 public warrants (“Public Warrants”) at the close of Crescent’s initial public offering (“IPO”) on March 7, 2019. As an incentive for LiveVox to enter into the Merger Agreement, pursuant to the Sponsor Support Agreement dated January 13, 2021, Crescent’s sponsor agreed to the cancellation of all of the Private Warrants prior to the Closing Date. 833,333 Forward Purchase Warrants (“Forward Purchase Warrants”) were issued pursuant to the Forward Purchase Agreement dated January 13, 2021 between Crescent and LiveVox. The 12,499,995 Public Warrants and the 833,333 Forward Purchase Warrants (collectively “Warrants”) remain outstanding after the Merger. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments.
Upon consummation of the Merger, the Company concluded that (a) the Public Warrants meet the derivative scope exception for contracts in the Company’s own stock and are recorded in stockholders’ equity and (b) the Forward Purchase Warrants do not meet the derivative scope exception and are recorded as liabilities on the consolidated balance sheets at fair value upon the Merger, with subsequent changes in the fair value recognized in the consolidated statements of operations and comprehensive loss at each reporting date. The Forward Purchase Warrants are classified as Level 3 fair value measurement and the fair value is measured using a Black-Scholes option pricing model. Inherent in options pricing models are assumptions related to current stock price, exercise price, expected share price volatility, expected life, risk-free interest rate and dividend yield. While the Company believes that the assumptions used in these calculations are reasonable, changes in assumptions could materially affect the liabilities related to the Warrants.

Recently Adopted Accounting Pronouncements
See Note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the balance sheet date included in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Concentration risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Risks associated with cash and cash equivalents and marketable securities are mitigated using what the Company considers creditworthy institutions. The Company performs ongoing credit evaluations of its customers’ financial condition. Substantially all of LiveVox’s assets are in the United States.
As of December 31, 2021 and 2020, no single issuer represented more than 10% of our marketable securities.
As of December 31, 2021 and 2020, no single customer represented more than 10% of our accounts receivable. For the years ended December 31, 2021, 2020 and 2019, no single customer represented more than 10% of our revenue.
The Company relies on third parties for telecommunication, bandwidth, and colocation services that are included in cost of revenue.
As of December 31, 2021, one vendor accounted for approximately 43% of our total accounts payable. No other single vendor exceeded 10% of our accounts payable at December 31, 2021. As of December 31, 2020, two vendors accounted for approximately 55% of our accounts payable. No other single vendor exceeded 10% of our accounts payable at December 31, 2020. We believe there could be a material impact on future operating results should a relationship with an existing supplier cease.

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
See the Index to Consolidated Financial Statements included in this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2021.
We previously identified a material weakness in the internal control over financial reporting of our predecessor, Crescent, with respect to the classification of the Warrants and Forward Purchase Agreement as components of equity instead of as derivative liabilities. We have determined that we have remediated the material weakness related to Crescent as of December 31, 2021.
Based on management’s evaluation, our CEO and CFO concluded that, as of December 31, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting, as of December 31, 2021, based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
This Annual Report does not include an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide only reasonable, not absolute, assurance that its objectives will be met. In addition, the design of a control system must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (the “2022 Proxy Statement”), and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are filed as part of this Annual Report:

1.Financial Statements—See the Index to Financial Statements on Page F-1.
2.Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.
3.Exhibits.

Exhibit No.	Description of Exhibits
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

3.2	Second Amended and Restated Bylaws of LiveVox Holdings, Inc. (filed as Exhibit 3.2 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).
4.1*	Description of Registered Securities.
4.2
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

10.5†	LiveVox Holdings, Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.10 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).
10.6†
Form of Restricted Stock Unit Award Agreement under the LiveVox Holdings, Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.11 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).

10.7†
Form of Performance Stock Unit Award Agreement under the LiveVox Holdings, Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.12 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).

10.8†
Form of Special Performance Stock Unit Award Agreement under the LiveVox Holdings, Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.13 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).

10.9†	Form of Indemnification Agreement (filed as Exhibit 10.14 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).
10.10†
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

10.13
Credit Agreement dated as of November 7, 2016, by and among PNC Bank, National Association, the lenders party thereto, LiveVox Holdings, Inc., LiveVox, Inc. and the guarantors party thereto (filed as Exhibit 10.18 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).

10.14
Seventh Amendment to Credit Agreement, dated as of August 2, 2021, by and among the Company, the other loan parties party thereto, each lender party thereto and PNC Bank, National Association, as administrative agent for the lenders party thereto (conformed to reflect effective terms through August 2, 2021) (filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Company on August 13, 2021 and incorporated herein by reference)..

10.15
Form of Letter Agreement between the Company and certain of its executive officers with respect to the acceleration of restricted stock unit awards (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company on November 12, 2021 and incorporated herein by reference).

16.1	Letter from WithumSmith+Brown, PC dated June 18, 2021. (filed as Exhibit 16.1 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer, pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer, pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
#
Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such omitted materials to the SEC upon request.

†	Indicates a management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

LIVEVOX HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of LiveVox Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LiveVox Holdings, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

San Francisco, California
March 11, 2022

LIVEVOX HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$47,217	$18,098
Restricted cash, current	100	1,368
Marketable securities, current	7,226	—
Accounts receivable, net	20,128	13,817
Deferred sales commissions, current	2,691	1,521
Prepaid expenses and other current assets	6,151	2,880
Total Current Assets	83,513	37,684
Property and equipment, net	3,010	3,505
Goodwill	47,481	47,481
Intangible assets, net	20,195	18,688
Operating lease right-of-use assets	5,483	3,858
Deposits and other	664	2,334
Marketable securities, net of current	42,148	—
Deferred sales commissions, net of current	6,747	3,208
Restricted cash, net of current	—	100
Total Assets	$209,241	$116,858

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,490	$3,521
Accrued expenses	13,855	11,667
Deferred revenue, current	1,307	1,140
Term loan, current	561	1,440
Operating lease liabilities, current	1,946	1,353
Finance lease liabilities, current	26	392
Total current liabilities	24,185	19,513
Long term liabilities:
Line of credit	—	4,672
Deferred revenue, net of current	456	237
Term loan, net of current	54,459	54,604
Operating lease liabilities, net of current	4,046	3,088
Finance lease liabilities, net of current	11	38
Deferred tax liability, net	2	193
Warrant liability	767	—
Other long-term liabilities	337	372
Total liabilities	84,263	82,717

Commitments and contingencies (Note 11 and 23)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000 shares authorized, none issued and outstanding as of December 31, 2021; none authorized, issued and outstanding as of December 31, 2020.	—	—
Common stock, $0.0001 par value per share; 500,000 shares authorized as of December 31, 2021 and 2020; 90,697 and 66,637 shares issued and outstanding as of December 31, 2021 and 2020, respectively.	9	7
Additional paid-in capital	253,468	59,168

Accumulated other comprehensive loss	(477)	(206)
Accumulated deficit	(128,022)	(24,828)
Total stockholders’ equity	124,978	34,141
Total liabilities & stockholders’ equity	$209,241	$116,858

The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	For the years ended December 31,
	2021	2020	2019
Revenue	$119,231	$102,545	$92,755
Cost of revenue	60,639	39,476	38,253
Gross profit	58,592	63,069	54,502
Operating expenses
Sales and marketing expense	62,333	29,023	24,423
General and administrative expense	44,694	14,291	16,938
Research and development expense	52,562	20,160	16,607
Total operating expenses	159,589	63,474	57,968
Loss from operations	(100,997)	(405)	(3,466)
Interest expense, net	3,732	3,890	3,320
Change in the fair value of warrant liability	(1,242)	—	—
Other expense (income), net	(459)	154	(22)
Total other expense, net	2,031	4,044	3,298
Pre-tax loss	(103,028)	(4,449)	(6,764)
Provision for income taxes	166	196	149
Net loss	$(103,194)	$(4,645)	$(6,913)
Comprehensive loss
Net loss	(103,194)	(4,645)	(6,913)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(94)	12	(48)
Unrealized loss on marketable securities	(177)	—	—
Total other comprehensive (loss) income, net of tax	(271)	12	(48)
Comprehensive loss	$(103,465)	$(4,633)	(6,961)
Net loss per share—basic and diluted	$(1.29)	$(0.07)	$(0.10)
Weighted average shares outstanding—basic and diluted	79,964	66,637	66,637
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2018	1	$—	$58,619	$(170)	$(13,270)	$45,179
Retroactive application of reverse recapitalization	66,636	7	(7)			—
Balance at December 31, 2018, as converted	66,637	$7	$58,612	$(170)	$(13,270)	$45,179
Foreign currency translation adjustment	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	(6,913)	(6,913)
Balance at December 31, 2019	66,637	$7	$58,612	$(218)	$(20,183)	$38,218

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2019	1	$—	$58,619	$(218)	$(20,183)	$38,218
Retroactive application of reverse recapitalization	66,636	7	(7)			—
Balance at December 31, 2019, as converted	66,637	$7	$58,612	$(218)	$(20,183)	$38,218
Foreign currency translation adjustment	—	—	—	12	—	12
Stock-based compensation	—	—	556	—	—	556
Net loss	—	—	—	—	(4,645)	(4,645)
Balance at December 31, 2020	66,637	$7	$59,168	$(206)	$(24,828)	$34,141

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2020	1	$—	$59,175	$(206)	$(24,828)	$34,141
Retroactive application of reverse recapitalization	66,636	7	(7)			—
Balance at December 31, 2020, as converted	66,637	$7	$59,168	$(206)	$(24,828)	$34,141
Merger and PIPE financing	24,060	2	190,395	—	—	190,397
Foreign currency translation adjustment	—	—	—	(94)	—	(94)
Unrealized loss on marketable securities	—	—	—	(177)	—	(177)
Stock-based compensation	—	—	3,905	—	—	3,905
Net loss	—	—	—	—	(103,194)	(103,194)
Balance at December 31, 2021	90,697	$9	$253,468	$(477)	$(128,022)	$124,978
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the years ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(103,194)	$(4,645)	$(6,913)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,106	1,876	1,559
Amortization of identified intangible assets	4,473	4,189	3,335
Amortization of deferred loan origination costs	129	143	154
Amortization of deferred sales commissions	2,052	1,259	889
Non-cash lease expense	1,622	1,241	—
Stock-based compensation expense	3,905	556	—
Equity incentive bonus	32,626	—	—
Bad debt expense	195	636	340
Loss on disposition of asset	—	54	—
Deferred income tax benefit	(191)	(127)	(288)
Change in the fair value of the warrant liability	(1,242)	—	—
Changes in assets and liabilities
Accounts receivable	(5,810)	1,934	(4,439)
Other assets	(3,297)	(2,296)	(379)
Deferred sales commissions	(6,761)	(2,465)	(1,599)
Accounts payable	3,403	1,015	966
Accrued expenses	2,199	(1,666)	5,510
Deferred revenue	385	579	655
Operating lease liabilities	(1,664)	(1,281)	—
Other long-term liabilities	7	68	1,778
Net cash (used in) provided by operating activities	(69,057)	1,070	1,568
Investing activities:
Purchases of property and equipment	(1,582)	(753)	(1,140)
Purchases of marketable securities	(50,797)	—	—
Proceeds from sale of marketable securities	1,250	—	—
Acquisition of businesses, net of cash acquired	—	(20)	(11,018)
Proceeds from asset acquisition, net of cash paid	1,326	—	—
Net cash used in investing activities	(49,803)	(773)	(12,158)
Financing activities:
Proceeds from Merger and PIPE financing, net of cash paid	159,691	—	—
Proceeds from borrowing on term loans	—	—	13,900
Repayment on loan payable	(1,816)	(1,152)	(844)
Proceeds from drawdown on line of credit	—	4,672	—
Repayment of drawdown on line of credit	(4,672)	—	—
Debt issuance costs	(153)	—	(265)
Payment of contingent consideration liability	(5,969)	—	—
Repayments on finance lease obligations	(392)	(752)	(1,038)
Net cash provided by financing activities	146,689	2,768	11,753
Effect of foreign currency translation	(78)	(12)	(62)

Net increase in cash, cash equivalents and restricted cash	27,751	3,053	1,101
Cash, cash equivalents, and restricted cash beginning of period	19,566	16,513	15,412
Cash, cash equivalents, and restricted cash end of period	$47,317	$19,566	$16,513

	For the years ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Interest paid	$3,484	$3,768	$3,329
Income taxes paid	292	241	228
Supplemental schedule of noncash investing activities:
Equipment and software acquired under finance lease obligations	$—	$74	$403
Additional right-of-use assets	3,246	997	—

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets (dollars in thousands):

	As of December 31,
	2021	2020	2019
Cash and cash equivalents	$47,217	$18,098	$14,910
Restricted cash, current	100	1,368	171
Restricted cash, net of current	—	100	1,432
Total cash, cash equivalents and restricted cash	$47,317	$19,566	$16,513
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
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
On June 18, 2021 (the “Closing Date” or “Closing”), Crescent, a Delaware corporation, consummated the previously announced business combination pursuant to an Agreement and Plan of Merger, dated January 13, 2021 (the “Merger Agreement”), by and among Crescent, Function Acquisition I Corp, a Delaware corporation and direct, wholly owned subsidiary of Crescent (“First Merger Sub”), Function Acquisition II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Crescent (“Second Merger Sub”), LiveVox Holdings, Inc., a Delaware corporation (“Old LiveVox”), and GGC Services Holdco, Inc., a Delaware corporation, solely in its capacity as the representative, agent and attorney-in-fact (in such capacity, the “Stockholder Representative”) of LiveVox TopCo, LLC (“LiveVox TopCo”), a Delaware limited liability company and the sole stockholder of Old LiveVox as of immediately prior to Closing (the “LiveVox Stockholder”). Pursuant to the Merger Agreement, a business combination between Crescent and Old LiveVox was effected through (a) the merger of First Merger Sub with and into Old LiveVox, with Old LiveVox continuing as the surviving corporation (the “First Merger”) and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Old LiveVox with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity (the “Second Merger”, and collectively with the other transactions described in the Merger Agreement, the “Merger”). On the Closing Date, Crescent changed its name to “LiveVox Holdings, Inc.” and Second Merger Sub changed its name to “LiveVox Intermediate LLC”. See Note 3 for further discussion of the Merger.
On June 22, 2021, the Company’s ticker symbols on The Nasdaq Stock Market LLC (“Nasdaq”) for its Class A common stock, warrants to purchase Class A common stock and public units were changed to “LVOX”, “LVOXW” and “LVOXU”, respectively.
LiveVox, Inc. was a direct, wholly owned subsidiary of Old LiveVox prior to the Merger and is a wholly owned subsidiary of the Company after the Merger. LiveVox, Inc. was first incorporated in Delaware in 1998 under the name “Tools for Health” and in 2005 changed its name to “LiveVox, Inc.” On March 21, 2014, LiveVox, Inc. and its subsidiaries were acquired by Old LiveVox. The principal United States operations of the Company are located in San Francisco, California; New York, New York; Columbus, Ohio and Atlanta, Georgia. The Company has four main operating subsidiaries: LiveVox Colombia SAS which is wholly owned with an office located in Medellin, Colombia, LiveVox Solutions Private Limited with an office located in Bangalore, India, Speech IQ, LLC located in Columbus, Ohio, and Engage Holdings, LLC (d/b/a BusinessPhone.com) (“BusinessPhone.com”) located in Columbus, Ohio. Additionally, the Company has a wholly owned subsidiary, LiveVox International, Inc., that is incorporated in Delaware. The Company and LiveVox International, Inc. own 99.99% and 0.01%, respectively, of LiveVox Solutions Private Limited.

2.    Summary of Significant Accounting Policies

a)    Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual financial reporting. All intercompany transactions and balances have been eliminated in consolidation.
As a result of the Merger completed on June 18, 2021, prior period share and per share amounts presented in the accompanying consolidated financial statements and these related notes have been retroactively converted as shares reflecting the exchange ratio established in the Merger Agreement.
b)    Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth company (“EGC”) from being required to comply with new or revised financial accounting standards until private companies (that

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
is, those that have not had a Securities Act of 1933, as amended (“Securities Act”) registration statement declared effective or do not have a class of securities registered under the Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGCs but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statement with another public company which is neither an EGC nor an EGC which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
The Company will remain an EGC until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Initial Public Offering Closing Date, (b) in which the Company has total annual gross revenue of at least $1,070,000,000, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company’s Class A common stock that is held by non-affiliates exceeds $700,000,000 as of the prior fiscal year’s second fiscal quarter, and (2) the date on which the Company has issued more than $1,000,000,000 in non-convertible debt during the prior three-year period.
c)    Use of Estimates
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
d)    Segment Information
The Company has determined that its Chief Executive Officer is its chief operating decision maker. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.
e)    Foreign Currency Translation
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
f)    Fair Value of Financial Instruments
Fair value is defined as the price that would be received from the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. The Company utilizes a fair value hierarchy to classify fair value amounts of the Company’s assets and liabilities recognized or disclosed in the Company’s consolidated financial statements based on the lowest level of input that is significant to the fair value measurement. The levels of the hierarchy are described below:
•Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
•Level 2—Includes other inputs that are directly or indirectly observable in the marketplace.
•Level 3—Unobservable inputs that are supported by little or no market activity.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. The Company recognizes transfers into and out of the levels as of the end of each reporting period. Refer to Note 21 for additional information regarding the fair value measurements.
g)    Liquidity and Capital Resources
LiveVox’s consolidated financial statements have been prepared assuming the Company will continue as a going concern for the 12-month period from the date of issuance of the consolidated financial statements, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Historically, the Company’s main sources of liquidity were cash generated by operating cash flows and debt. For the years ended December 31, 2021, 2020 and 2019, the Company’s cash flow from operations was $(69.1) million, $1.1 million and $1.6 million, respectively. During the year ended December 31, 2021, the Company’s cash flows also include net cash proceeds of $157.6 million from the Merger and the related PIPE, net of transaction costs, which are available for general corporate purposes. The Company had restricted cash of $0.1 million as of December 31, 2021 related to the holdback amount for one acquisition the Company made in 2019, and $1.5 million in restricted cash as of December 31, 2020 related to the holdback amount for two acquisitions the Company made in 2019, included in the change in cash. The Company’s primary use of cash is for operating and administrative activities including employee-related expenses, and general, operating and overhead expenses. Future capital requirements will depend on many factors, including the Company’s customer growth rate, customer retention, timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of the Company’s services, effective integration of acquisition activities, and maintaining the Company’s bank credit facility. On March 17, 2020, as a precautionary measure to ensure financial flexibility and maintain liquidity in response to the COVID-19 pandemic, LiveVox drew down approximately $4.7 million under the revolving portion of the Credit Facility (as defined below), which was repaid in full by the Company in connection with the Merger. Additionally, the duration and extent of the impact from the COVID-19 pandemic continues to depend on future developments that cannot be accurately predicted at this time, such as the ongoing severity and transmission rate of the virus, the extent and effectiveness of vaccine programs and other containment actions, the duration of social distancing measures, office closure and other restrictions on businesses and society at large, supply chain constraints, inflationary pressures and the specific impact of these and other factors on LiveVox’s business, employees, customers and partners. While the COVID-19 pandemic has caused operational difficulties, and may continue to create challenges for the Company’s performance, it has not, thus far, had a substantial net impact on the Company’s liquidity position.
The Company believes it has sufficient financial resources for at least the next 12 months from the date these consolidated financial statements are issued.
h)    Debt Discount and Issuance Costs
The Company’s debt issuance costs and debt discount are recorded as a direct reduction of the carrying amount of the debt liability and are amortized to interest expense over the contractual term of the term loan.
i)    Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company limits its credit risk associated with the cash and cash equivalents by placing investments with banks it believes are highly credit worthy. The Company has exposure to credit risk to the extent cash balances exceed amounts covered by Federal deposit insurance. At December 31, 2021 and 2020, the Company had no cash equivalents. Cash consists of bank deposits. Restricted cash consists entirely of amounts held back from stockholders of the Company’s acquired businesses for indemnification of outstanding liabilities. Such amounts are retained temporarily for a period of 10.5 months and then remitted to the applicable stockholders, net of fees paid for indemnification of liabilities. Since restricted cash amounts represent funds held for others, there is also a corresponding liability account. As of December 31, 2021, the Company has identified $0.1 million as restricted cash as

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
management’s intention is to use this cash for the specific purpose of fulfilling the obligations associated with the holdback amount from recent acquisitions. As of December 31, 2020, the Company had $1.5 million in restricted cash.
j)    Marketable Securities
The Company invests in various marketable securities. As of December 31, 2021, the Company designated all of these marketable securities as debt securities and classified them as available-for-sale (“AFS”). No debt securities were classified as held-to-maturity or trading. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date.
Debt securities classified as AFS are reported at fair value with unrealized gains and losses, net of income taxes, as a separate component of other comprehensive income in the consolidated balance sheets until the securities are sold or there are indicators of impairment. Debt securities are classified as current or non-current, based on maturities and the Company’s expectations of sales and redemptions in the next 12 months.
The Company monitors the carrying value of debt securities compared to their fair value to determine whether an other-than-temporary impairment has occurred. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value of debt securities is determined to be other-than-temporary, an impairment charge related to that specific investment is recorded in the consolidated statements of operations and comprehensive loss.
Please refer to Note 6 for additional information relating to marketable securities.
k)    Accounts Receivable
Trade accounts receivable are stated net of any write-offs and the allowance for doubtful accounts, at the amount the Company expects to collect. The Company performs ongoing credit evaluations of its customers and generally does not require collateral unless a customer has previously defaulted. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: aging of the account receivable, customer creditworthiness, past transaction history with the customer, current economic and industry trends, and changes in customer payment trends. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. At December 31, 2021, 2020 and 2019, the allowance for doubtful accounts was $1.3 million, $1.3 million and $1.0 million, respectively. Accounts receivable are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Recoveries of accounts receivable previously written off are recorded as income when received. The accounts receivable recoveries during the years ended December 31, 2021, 2020 and 2019 were immaterial. The bad debt expense recorded for the years ended December 31, 2021, 2020 and 2019 was $0.2 million, $0.6 million and $0.3 million, respectively. The accounts written off for the years ended December 31, 2021, 2020 and 2019 was $0.2 million, $0.3 million and $0.3 million, respectively.
l)    Property and Equipment
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

Years
Computer equipment	3 - 5
Computer software	3
Furniture and fixtures	5 - 10
Leasehold improvements	5
Website development	2
m)    Identified Intangible Assets
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
n)    Goodwill
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
During the years ended December 31, 2021, 2020 and 2019, no triggering events have occurred that would require an impairment review of goodwill outside of the required annual impairment review. Refer to Note 8 for more information.
In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine if it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount, including goodwill. In the fourth quarter of 2021, the Company elected to bypass the qualitative assessment and proceed directly to the quantitative impairment test in accordance with Accounting Standards Codification (“ASC”) 350-20-35, as amended by Accounting Standards Update (“ASU”) 2017-04, to determine if the fair value of the reporting unit exceeds its carrying amount. If the fair value is determined to be less than the carrying value, an impairment charge is recorded for the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. No impairment charges were recorded during the years ended December 31, 2021, 2020 and 2019.
o)    Impairment of Long-Lived Assets
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value. No impairment loss was recognized during the years ended December 31, 2021, 2020 and 2019.
p)    Amounts Due to Related Parties
In the ordinary course of business, the Company has and expects to continue to have transactions with its stockholders and affiliates. Refer to Note 13 for more information.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
q)    Concentration of Risk
Concentration of Customer and Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Risks associated with cash and cash equivalents and marketable securities are mitigated using what the Company considers creditworthy institutions. The Company performs ongoing credit evaluations of its customers’ financial condition. Substantially all of the Company’s assets are in the United States.
As of December 31, 2021 and 2020, no single issuer represented more than 10% of the Company’s marketable securities.
The Company’s customers are primarily in the receivables management, tele-sales and customer care industries. During years ended December 31, 2021, 2020 and 2019, substantially all the Company’s revenue was generated in the United States. For the years ended December 31, 2021, 2020 and 2019, the Company did not have any customers that individually represented 10% or more of the Company’s total revenue or whose accounts receivable balance at December 31, 2021 and 2020 individually represented 10% or more of the Company’s total accounts receivable.
Concentration of Supplier Risk
The Company relies on third parties for telecommunication, bandwidth, and co-location services that are included in cost of revenue.
As of December 31, 2021, one vendor accounted for approximately 43% of the Company’s total accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at December 31, 2021. At December 31, 2020, two vendors accounted for approximately 55% of the Company’s accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at December 31, 2020. The Company believes there could be a material impact on future operating results should a relationship with an existing supplier cease.
r)    Revenue Recognition
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
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
Professional services for configuration, system integration, optimization or education are billed on a fixed-price or time and material basis and are performed by the Company directly or, alternatively, customers may also choose to perform these services themselves or engage their own third-party service providers. Professional services revenue, which represents approximately 2% of revenue, is recognized over time as the services are rendered.
Deferred revenue represents billings or payments received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual or multi-year minimum usage agreements not yet provided as of the balance sheet date. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as deferred revenue, current in the consolidated balance sheets, with the remainder recorded as deferred revenue, net of current in the Company’s consolidated balance sheets.
s)    Costs to Obtain Customer Contracts (Deferred Sales Commissions)
Sales commissions are paid for initial contracts and expansions of existing customer contracts. Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which the Company has estimated to be five years. The Company determined the period of benefit by taking into consideration the length of the Company’s customer contracts, the customer attrition rate, the life of the technology provided and other factors. Amortization expense is recorded in sales and marketing expense within the Company’s consolidated statements of operations and comprehensive loss. Amortization expense for the years ended December 31, 2021, 2020 and 2019 was approximately $2.1 million, $1.3 million and $0.9 million, respectively. No impairment loss was recognized during the years ended December 31, 2021, 2020 and 2019.
t)    Advertising
The Company expenses non-direct response advertising costs as they are incurred. There were no advertising costs capitalized during the years ended December 31, 2021, 2020 and 2019. For the years ended December 31, 2021, 2020

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
and 2019, advertising expense was approximately $1.2 million, $0.6 million and $0.4 million, respectively. Advertising expense is included under sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss.
u)    Research and Development Costs
Research and development costs not related to the development of internal use software are charged to operations as incurred. Research and development expenses primarily include payroll and employee benefits, consulting services, travel, and software and support costs.
v)    Software Development Costs
The Company capitalizes costs of materials, consultants, payroll, and payroll-related costs of employees incurred in developing internal-use software after certain capitalization criteria are met and includes these costs in the computer software. Refer to Note 7 for additional information. Software development costs are expensed as incurred until preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. To date, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations and comprehensive loss. There were no capitalized software development costs related to internal-use software during the years ended December 31, 2021, 2020 and 2019.
w)    Income Taxes
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
x)    Employee and Non-Employee Incentive Plans
Value Creation Incentive Plan and Option-Based Incentive Plan
During 2014, the Company established two bonus incentive plans, the Value Creation Incentive Plan (“VCIP”) and the Option-Based Incentive Plan (“OBIP”), pursuant to which eligible participants receive a predetermined award based on the Company’s equity value at the time of a liquidity event, which includes a transaction where the Company merges

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
with a special purpose acquisition company (“SPAC”). The VCIP was structured as a percentage of shareholder returns following a liquidity event for which 15% was allocated for distribution and the Company had granted 9.3% as of December 31, 2021, of which 9.3% fully vested following the Merger. As of December 31, 2020, the Company had granted 9.3%, of which 5.7% had met the time-based vesting condition. The OBIP had 2.0 million potential award units and the Company had granted 1.8 million award units as of December 31, 2021, of which 1.8 million fully vested following the Merger. As of December 31, 2020, the Company had granted 1.8 million award units of which 1.5 million had met the time-based vesting condition. Awards under the VCIP and OBIP generally time vest over five years and performance vest upon certain liquidity event conditions, subject to continued service through the vesting dates. The Company also has an option to repurchase both awards at an amount deemed to be fair value for which the time-based vesting period has been completed, contingent on the employee’s termination of service. Because vesting and payment under the VCIP and OBIP was contingent upon a liquidity event, the Company did not record compensation expense until a liquidity event occurred or unless and until they are repurchased, in which case the Company will record compensation expense equal to the vested or repurchase amount.
During 2019, the LiveVox board of directors approved a one-time management liquidity program, in which certain executives with time-based vested VCIP awards were liquidated and paid out in cash. The Company has recorded this event as compensation expense within the Company’s consolidated financial statements within cost of revenue and operating expenses for the year ended December 31, 2019 in the amount of $8.7 million, of which $4.3 million is recorded in accrued bonuses and was paid out in fiscal 2020.
During 2020 and 2019, the Company repurchased in cash a portion of time-based vested OBIPs and VCIPs from terminated employees at an amount deemed to be fair value. These transactions were $0.8 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively, and were recorded as compensation expense within the Company’s consolidated financial statements within cost of revenue and operating expenses.
As of December 31, 2020, the total value of the incentive plans was $21.2 million, of which $13.7 million had met the time-based vesting condition. The liability accrued for the two plans was $0.3 million as of December 31, 2020 for the awards deemed probable of repurchase.
As discussed in Note 1, on June 18, 2021, the Company consummated the previously announced Merger between Old LiveVox and Crescent, as a result of which all outstanding VCIP and OBIP awards became fully vested. As of December 31, 2021, the total value of the incentive plans was $68.7 million, of which $68.7 million were fully vested and paid to the plan participants in a combination of cash and equity. For the year ended December 31, 2021, the Company recorded compensation expense in the amount of $68.4 million for this event within cost of revenue and operating expenses in the consolidated statements of operations and comprehensive loss.
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
is 30 days prior to the date of the repurchase. However, if the fair market value is less than or equal to the participation threshold of the vested MIUs, the MIUs may be repurchased for no consideration.
On December 19, 2019, 3,518,096 Class B Units were issued to 12 recipients. The Company records stock-based compensation expense for the issued and outstanding Units based on the service condition reduced for actual forfeited Units. The Company elects to recognize stock-based compensation expense on a straight-line basis over the requisite service period of five years. Stock-based compensation for MIUs is measured based on the grant date fair value of the award estimated by using a Monte Carlo simulation. Monte Carlo simulation is a widely accepted approach for financial instruments with path dependencies. See Note 17 for further detail about stock-based compensation expenses related to MIUs.
2021 Equity Incentive Plan
On June 16, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective upon the closing of the Merger on June 18, 2021. The initial number of shares reserved for issuance under the 2021 Plan is 9,770,000. The number of shares of Company common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year during the term of the 2021 Plan, beginning on January 1, 2022, by 5% of the total number of shares of Company common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the board of directors. The Company grants Restricted Stock Units (“RSUs”) and Performance-based Restricted Stock Units (“PSUs”) awards to employees, executive officers, directors, and consultants of the Company.
On November 11, 2021, the Company entered into letter agreements (the “Acceleration Letters”) with each of Louis Summe, Chief Executive Officer and Director, Gregory Clevenger, Chief Financial Officer and Executive Vice President, and Alexis Waadt, Vice President of Investor Relations, which amend the RSU Award Agreements entered into on August 18, 2021 to include a double trigger provision relating to the accelerated vesting of unvested RSUs in the event of a change in control and in the event the applicable executive’s employment is terminated within six months after the change in control by the Company without Cause or by such executive for Good Reason (each as defined in the Acceleration Letters). The addition of a double trigger accelerated vesting provision would not change the fair value of the applicable executives’ RSU awards on the modification date or result in incremental compensation cost to recognize.
Awards settled in shares of Class A common stock are classified as equity, and awards settled in cash are classified as liabilities. The liability versus equity treatment will be reassessed on a quarterly basis for any changes that have occurred during the period that may result in a reclassification. Equity-classified awards are generally recognized as stock-based compensation expense over an employee’s requisite service period or a nonemployee’s vesting period on the basis of the grant date fair value. Liability-classified awards are initially based on the grant date fair value and subsequently remeasured at each reporting date to the then-current fair value. Ultimately, the total stock-based compensation expense recognized at the end of the vesting period equals the amount of cash paid to settle an award.
RSUs are subject only to service conditions and typically vest over an employee’s requisite service period ranging from three to six years based on the employee’s role in the Company or a nonemployee’s vesting period of four years. The Company elects to recognize stock-based compensation expense of RSUs subject to graded service vesting on a straight-line basis over the vesting period for the entire award. The choice of straight-line method is applied to both equity-classified and liability-classified RSUs subject to graded service vesting. The Company recognizes stock-based compensation expense of RSUs subject to cliff service vesting on a straight-line basis over the entire vesting period. If the stock-based compensation expense calculated by an application of the straight-line method as of any date is less than the portion of the grant date fair value that is vested at that date, it is adjusted for the difference between two amounts. Stock-based compensation expense of RSUs issued to nonemployees is recognized as the goods are received or services are performed. The fair value of the RSUs is estimated by using the closing price of the Company’s Class A common stock on Nasdaq on the measurement date.
PSUs are granted to certain key employees and vest either based on the achievement of predetermined market conditions (e.g., upon the Company’s volume-weighted average share price during the specified period achieving a specified level), or based on both service and market conditions. The Company records stock-based compensation expense for the issued and outstanding PSUs over an employee’s requisite service period, which is the longer of the time-vesting period of four to six years or the derived service period inferred from the valuation model. The Company recognizes stock-based compensation expense of PSUs subject to graded market vesting from the service inception date to the vesting date for each tranche separately, as if the award was in substance multiple awards (i.e., the accelerated attribution method). stock-based compensation expense of equity-classified PSUs is recognized regardless of whether the market condition is

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
satisfied. stock-based compensation expense of liability-classified PSUs until settlement is based on the change in fair value pro-rated for the portion of the requisite service period rendered. The total stock-based compensation expense recognized at the end of the requisite service period equals the amount of cash paid to settle an award if the market condition is met. However, if the market condition is not satisfied, the fair value on the settlement date will be zero; therefore, on a cumulative basis, the award has not been earned and no stock-based compensation expense would be recognized. The fair value of the PSUs at each measurement date is estimated by using a Monte Carlo simulation.
Except for the double trigger accelerated vesting provision included in the Acceleration Letters, if a grantee incurs a termination of continuous service for any reason, any unvested awards will be forfeited without consideration by the grantee. The Company elects to account for forfeitures as they occur, rather than making estimates of future forfeitures. Outstanding RSU and PSU awards have dividend equivalent rights that entitle holders of such outstanding awards to the same dividend value per share as holders of Class A common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested awards. Dividend equivalent rights are accumulated and paid in additional shares when the underlying shares vest.
See Note 17 for further detail about stock-based compensation expenses related to RSUs and PSUs under the 2021 Plan.
y)    Acquisitions
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
z)    Public and Forward Purchase Warrants
Prior to the Merger, Crescent issued 7,000,000 private placement warrants (“Private Warrants”) and 12,499,995 public warrants (“Public Warrants”) at the close of Crescent’s initial public offering (“IPO”) on March 7, 2019. As an incentive for LiveVox to enter into the Merger Agreement, pursuant to the Sponsor Support Agreement dated January 13, 2021, Crescent’s sponsor agreed to the cancellation of all of the Private Warrants prior to the Closing Date. In addition, 833,333 Forward Purchase Warrants (“Forward Purchase Warrants”) were issued pursuant to the Forward Purchase Agreement dated January 13, 2021 between Crescent and Old LiveVox. The 12,499,995 Public Warrants and the 833,333 Forward Purchase Warrants (collectively, the “Warrants”) remain outstanding after the Merger. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments. The Warrants are exercisable at any time prior to June 18, 2026.
The Forward Purchase Warrants and the shares of Class A common stock issuable upon the exercise of the Forward Purchase Warrants are transferable, assignable or salable after June 18, 2021, subject to certain limited exceptions. Additionally, the Forward Purchase Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Forward Purchase Warrants are held by someone other than the initial purchasers or their permitted transferees, the Forward Purchase Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrant. See Note 14 for further information on stock warrants.
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
On June 18, 2021, the Company recorded a liability related to the Forward Purchase Warrants of $2.0 million, with an offsetting entry to additional paid-in capital. On December 31, 2021, the fair value of the Forward Purchase Warrants decreased to $0.8 million, which amount is included in warrant liability within the consolidated balance sheets, with the gain on fair value change recorded in change in the fair value of warrant liability within the consolidated statements of operations and comprehensive loss. See Note 21 for further information on fair value.
aa)    Recently Adopted Accounting Pronouncements
As an EGC, the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The adoption dates discussed below reflect this election.
ASU 2018-15—Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40)
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the guidance is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. The Company adopted ASU 2018-15 on January 1, 2021 and it did not have a material impact on the Company’s consolidated financial position, operating results or cash flows.
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
SEC Final Rule Release 33-10825, Modernization of Regulation S-K Items 101, 103, and 105 (SEC Rule 33-10825)
In August 2020, the SEC issued Final Rule Release 33-10825, Modernization of Regulation S-K Items 101, 103, and 105 (SEC Rule 33-10825), which modernize the description of business, legal proceedings, and risk factor disclosures that registrants are required to make pursuant to Regulation S-K. Key changes include: (i) requiring a principles-based description of the company’s human capital resources, including any human capital measures/objectives that the company focuses on in managing its business (e.g., those that address the development, attraction, and retention of personnel) when material to understanding the business; (ii) eliminating the requirement to disclose business developments over the last five years and focusing on developments that are critical to understanding the company’s business, and, after an initial registration statement, permitting companies to provide only an update of material business developments, so long as the full discussion of business developments from a single previously-filed registration statement or report is incorporated by reference; (iii) increasing the quantitative threshold for disclosing certain governmental environmental proceedings and allowing legal proceedings disclosures to be hyperlinked or cross-referenced to other sections in the document; and (iv) shifting the focus to “material” risk factors categorized by relevant heading and requiring a risk factor summary when the risk factor section is longer than 15 pages. SEC Rule 33-10825

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
became effective for all registration statements, annual reports and quarterly reports filed on or after November 9, 2020. The Company adopted all provisions of Release No. 33-10825 in this Annual Report.
SEC Final Rule Release 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information (Release No. 33-10890)
In November 2020, the SEC issued Final Rule Release 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information ("Release No. 33-10890"), which amends certain sections of Regulation S-K to modernize, simplify, and enhance Management’s Discussion and Analysis (“MD&A”), eliminate the requirement to provide certain selected financial data and streamline supplementary financial information. Key changes include: (i) elimination of five years of Selected Financial Data; (ii) replacement of the current requirement for two years of quarterly tabular disclosure only when there are material retrospective changes; (iii) clarification of the objective of MD&A; (iv) enhancement and clarification of the disclosure requirements for liquidity and capital resources; (v) elimination of tabular disclosure of contractual obligations; (vi) integration of disclosure of off-balance sheet arrangements within the context of the MD&A; (vii) codification of prior SEC guidance on critical accounting estimates; and (viii) flexibility in comparison of the most recently completed quarter to either the corresponding quarter of the prior year or to the immediately preceding quarter. Release No. 33-10890 became effective on February 10, 2021. Registrants are required to comply with the new rules beginning with the first fiscal year ending on or after August 9, 2021. Registrants may early adopt the amended rules at any time after the effective date (on an item-by-item basis), as long as they provide disclosure responsive to an amended item in its entirety. The Company adopted all provisions of Release No. 33-10890 in this Annual Report.
ab)    Recently Issued Accounting Pronouncements
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments—Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU No. 2019- 04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, which permits an entity, upon adoption of ASU 2016-13, to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets measured at amortized cost basis. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which changes the effective dates for Topic 326 to give implementation relief to certain types of entities. In November 2019, the FASB issued ASU No. 2019- 11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which includes various narrow-scope improvements and clarifications. In March 2020, the FASB issued ASU No. 2020- 03, Codification Improvements to Financial Instruments, which clarifies and improves certain financial instruments guidance. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. The guidance is to be adopted on a modified retrospective basis. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements and plans to adopt this standard effective January 1, 2023.
ASU No. 2019-12, Income Taxes (Topic 740)
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments and interim-period accounting for enacted changes in tax law. The guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the guidance is

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The guidance has various elements and different transition methods (retrospective, modified-retrospective, or prospective) which are applied based on the nature of the elements. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements and will adopt this standard on December 31, 2022.
ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments and contracts on an entity’s own equity, including removing certain conditions for equity classification, and amending certain guidance on the computation of EPS for contracts on an entity’s own equity. The guidance is effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, the guidance is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements and plans to adopt this standard effective January 1, 2024.

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
As a result of the Merger, the Company’s stockholders received shares of Class A common stock, with an aggregate value of $666.4 million, or $10.00 per share. Additionally, the Company received net cash proceeds of $157.6 million, net of transaction costs. The following table reconciles the elements of the Merger to the consolidated statements of cash flows and the consolidated statements of stockholders’ equity for the year ended December 31, 2021 (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

Recapitalization
Cash proceeds from Crescent
Crescent’s cash in trust account	$253,395
Crescent’s cash and cash equivalents	20
Less: redemptions	(155,372)
Cash proceeds from PIPE Investment (1)	75,000
Cash proceeds from Forward Purchase Agreement (2)	25,000
Less: Cash payments to escrow	(2,000)
Less: Cash payments to stockholder representative expense holdback	(100)
Less: Cash payments of direct and incremental Merger transaction costs	(36,252)
Net cash proceeds from Merger and PIPE financing reflected as financing cash flows	159,691
Cash payments of indirect or non-incremental Merger transaction costs	(2,085)
Net cash proceeds from Merger and PIPE financing reflected as operating cash flows	(2,085)
Net cash proceeds from Merger and PIPE financing	157,606
Merger transaction costs not impacting additional paid-in capital	2,085
Non-cash VCIP/OBIP stock bonus	32,637
Non-cash net assets assumed from Crescent	36
Non-cash offering cost associated with warrant liability (3)	41
Less: warrant liability	(2,008)
Net contribution from Merger and PIPE financing	$190,397
(1) Proceeds of $75.0 million from the Company’s private placement of an aggregate of 7,500,000 shares of Class A common stock at a per share price of $10.00 (the “PIPE Investment”).
(2) Proceeds of $25.0 million from the Company’s private placement of an aggregate of 2,500,000 shares of Class A common stock at a per share price of $10.00 (the “Forward Purchase Agreement”).
(3) Capitalized offering costs related to Forward Purchase Warrants which have been expensed in the consolidated statements of operations and comprehensive loss.

In connection with the Merger, the Company issued 74,962,092 shares of Class A common stock. Immediately following the Merger, there were 87,084,637 shares of the Company’s Class A common stock outstanding. The following table presents the number of shares of the Company’s common stock outstanding as of the Closing Date (in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

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
(3) Includes a total of 2,543,750 shares of converted Class A common stock held by the SPAC sponsor and certain independent directors (the “Lock-Up Shares”) immediately following the closing, which were placed in an escrow account to be subject to release only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021. No contingent consideration shares were issued or released during the year ended December 31, 2021.
(4) As additional consideration payable to the LiveVox Stockholder, the Company issued 5,000,000 shares of Class A common stock (the “Earn-Out Shares”) held in an escrow account to be released only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021. No contingent consideration shares were issued or released during the year ended December 31, 2021.
(5) The number of Old LiveVox shares was determined from 1,000 shares of Old LiveVox common stock outstanding immediately prior to the closing of the Merger converted at the exchange ratio of 66,637 established in the Merger.
(6) 2,543,750 Lock-Up Shares and 5,000,000 Earn-Out Shares (collectively, the “Escrowed Shares”) are accounted for as equity-classified equity instruments, were included as merger consideration as part of the Reverse Recapitalization, and are recorded in additional paid-in capital. Any Escrowed Shares not released from escrow within the seven-year period beginning June 18, 2021 will be forfeited and canceled for no consideration. The Escrowed Shares are treated as equity-linked instruments as opposed to shares outstanding, and as such are not included in shares outstanding on the Company’s consolidated balance sheets.

In connection with the Merger, the Company incurred direct and incremental costs related to the equity issuance of approximately $4.5 million, including $2.6 million during the year ended December 31, 2021, consisting primarily of filing, registration, listing, legal, accounting and other professional fees, which were deducted from the Company’s additional paid-in capital as a reduction of cash proceeds rather than expensed as incurred. In addition, the Company incurred $2.0 million in costs, including $1.3 million during the year ended December 31, 2021, related to accounting, investor relations and other fees. Since these costs were not incremental or directly attributable to the Merger, they were expensed as incurred and recorded to operating expenses within the Company’s consolidated statements of operations and comprehensive loss.

4.    Acquisition

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
BusinessPhone Asset Acquisition
On February 5, 2021 (the “Asset Acquisition Date”), the Company entered into a Unit Purchase Agreement (the “Acquisition Agreement”) with the shareholders of BusinessPhone.com, a reseller of enterprise-grade Cloud Contact Center and Voice Over Internet Protocol (“VoIP”) telephony solutions, for the purchase of the entire share capital of BusinessPhone. The total consideration transferred is contingent upon the Company’s earnout revenue set forth in the Acquisition Agreement, up to a maximum cash consideration of $7.0 million that was due by September 2021. Before the acquisition, BusinessPhone had been owned by IQ Ventures, which sold SpeechIQ LLC to LiveVox on December 16, 2019. In connection with the acquisition of BusinessPhone, the $1.1 million holdback related to the acquisition of SpeechIQ LLC was released, net of holdback adjustments. The Company completed this acquisition primarily to obtain access to BusinessPhone’s knowledge and Unified Communications as a Service expertise.
In accordance with ASC 805, Business Combinations, the Company determined that substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, which was customer relationships. Accordingly, the acquired set of assets and activities did not meet the definition of a business. As a result, the Company accounted for the acquisition of BusinessPhone as an asset acquisition as opposed to a business combination and allocated the cost of the asset acquisition, including transaction costs, to identifiable assets acquired and liabilities assumed based on a relative fair value basis.
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

Amount
Cost of the asset acquisition
Base purchase price	$750
Contingent consideration	5,969
Direct transaction costs	284
Total cost of the asset acquisition	$7,003

Amount
Assets acquired
Cash and cash equivalents	$784
Restricted cash	826
Accounts receivable, net	696
Deposits and other	78
Property and equipment, net	76
Intangible assets, net:
Customer relationships	5,600
Acquired workforce	380
Total assets acquired	8,440
Liabilities assumed
Accounts payable	439
Accrued expenses and other	182
Short-term debt	816
Total liabilities assumed	1,437
Net identifiable assets acquired	$7,003

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
The identified intangible assets acquired as part of this asset acquisition were customer relationships and acquired workforce at their allocated cost of $5.6 million and $0.4 million, respectively, with their estimated useful lives of 10 years and 10 years, respectively. The intangible assets are amortized on a straight-line basis.
As of December 31, 2021, the final amount of consideration is determined to be $7.4 million which is based on the terms of the Acquisition Agreement. Since the contingency is resolved and the consideration is paid in full as of December 31, 2021, the amount of contingent consideration liability as of December 31, 2021 was reduced to zero. Since the measurement period is not applicable to an asset acquisition, there has been no adjustment to the cost basis of assets acquired and liabilities assumed.

5.    Revenue
Contract Balance
The following table provides information about accounts receivable, net, and contract liabilities from contracts with customers. The Company did not have any contract assets as of December 31, 2021 or December 31, 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020
Accounts receivable, net	$20,128	$13,817
Contract liabilities, current (deferred revenue)	1,307	1,140
Contract liabilities, non-current (deferred revenue)	456	237
Changes in the contract liabilities balances are as follows (dollars in thousands):

	December 31, 2021	December 31, 2020	$ Change
Contract liabilities (deferred revenue)	$1,762	$1,377	$385
The increase in deferred revenue was due to billings in advance of performance obligations being satisfied, net of revenue recognized for services rendered during the period. Revenue of $1.2 million was recognized during the year ended December 31, 2021 which was included in the deferred revenue balance at the beginning of the period, and revenue of $0.7 million was recognized during the year ended December 31, 2020 which was included in the deferred revenue balance at the beginning of the period.
Remaining Performance Obligations
Remaining performance obligations represent the contracted minimum usage commitments and do not include an estimate of additional usage in excess of contractual minimum commitments. The Company’s contract terms typically range from one to three years. Revenue as of December 31, 2021 that has not yet been recognized was approximately $160.2 million, of which $80.2 million and $80.0 million is expected to be recognized as revenue within one year and beyond one year, respectively. The Company expects to recognize revenue on the remaining performance obligations over the next 66 months.
6.    Marketable Securities
The Company invested in various debt securities in the year ended December 31, 2021. As of December 31, 2021, the Company designated these investments as AFS debt securities and did not have any debt securities classified as HTM or trading. As of December 31, 2020, the Company did not hold any debt securities.
The following table presents the amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities at December 31, 2021 aggregated by major security type (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. corporate securities	$39,370	$5	$(154)	$39,221
U.S. government securities	2,997	—	(1)	2,996
Asset-backed securities	6,439	1	(22)	6,418
Other debt securities	745	—	(6)	739
Total available for sale securities	49,551	6	(183)	49,374
Total debt securities	$49,551	$6	$(183)	$49,374

The following table presents the amortized cost and fair value of the Company’s debt securities by contractual maturities at December 31, 2021 (dollars in thousands):

As of December 31, 2021	Amortized Cost	Fair Value
Due in one year or less	$8,858	$8,847
Due after one year through five years	40,693	40,527
Total available for sale securities	49,551	49,374
Total debt securities	$49,551	$49,374

Refer to Note 21 for additional information regarding the fair value measurements of the Company’s marketable securities.
Proceeds from sales of debt securities and the associated gains and losses during the years ended December 31, 2021, 2020, and 2019 are listed below (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Available for sale debt securities:
Proceeds from sales of debt securities	$1,250	$—	$—
Gross realized gains	4	—	—
Gross realized losses	—	—	—
Gains and losses on sales of debt securities are recorded on the trade date in other income (expense), net, and determined using the specific identification method. There were no transfers of debt securities from AFS category into other categories during the years ended December 31, 2021, 2020 and 2019.
The Company reviewed its debt securities to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company has determined that the unrealized losses for debt securities at December 31, 2021 were temporary in nature and did not consider any debt securities to be other-than-temporarily impaired. The Company will continue to assess whether a debt security is other-than-temporarily impaired at every reporting period (i.e., on quarterly basis). The following table presents the amortized cost and fair value of the Company’s debt securities that are in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings at December 31, 2021 (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For 12 Months Or Longer
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. corporate securities	$35,961	$(154)	$—	$—
U.S. government securities	2,996	(1)	—	—
Asset-backed securities	4,938	(22)	—	—
Other debt securities	739	(6)	—	—
Total available for sale securities	44,634	(183)	—	—
Total debt securities	$44,634	$(183)	$—	$—

7.    Property and Equipment
Property and equipment consisted of the following at December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020
Computer software	$1,253	$1,226
Computer equipment	9,063	7,965
Furniture and fixtures	1,181	1,152
Leasehold improvements	1,478	1,064
Total	12,975	11,407
Less: accumulated depreciation and amortization	(9,965)	(7,902)
Property and equipment, net	$3,010	$3,505

Depreciation and amortization expense for property and equipment for the years ended December 31, 2021, 2020 and 2019 totaled $2.1 million, $1.9 million and $1.6 million, respectively. Amortization of computer software charged to operations for the years ended December 31, 2021, 2020 and 2019 was $0.2 million, $0.2 million and $0.2 million, respectively, and is included in depreciation expense.

8.    Goodwill and Identified Intangible Assets
Goodwill
Goodwill was recorded as a result of the acquisition of the Company in 2014 by funds affiliated with Golden Gate Capital and the acquisitions made by the Company in 2019 of Teckst Inc. and SpeechIQ LLC.
During the fourth quarter of 2021, the Company completed its annual goodwill impairment test. The Company elected to bypass the qualitative assessment and proceed directly to the quantitative impairment test. Based on its quantitative impairment test, the Company’s management concluded that the fair value of the reporting unit was not less than its carrying amount as of October 1, 2021. As such, no impairment charge was recognized. Subsequent to the 2021 annual impairment test, the Company believes there have been no significant events or circumstances negatively affecting the valuation of goodwill. For the years ended December 31, 2021, 2020 and 2019, there was no impairment to the carrying value of the Company’s goodwill.

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020, are as follows (dollars in thousands):

	December 31, 2021	December 31, 2020
Balance, beginning of period	$47,481	$47,461
Addition	—	20
Balance, end of period	$47,481	$47,481

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
Identified Intangible Assets
Intangible assets were acquired in connection with the acquisition of the Company in March 2014 by Golden Gate Capital, and the Company’s acquisition of Teckst Inc., SpeechIQ LLC and BusinessPhone in October 2019, December 2019, and February 2021, respectively.
Amortization expense related to the Company’s identified intangible assets was $4.5 million, $4.2 million and $3.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. On the face of the consolidated statements of operations and comprehensive loss the amortization of technology-based intangible assets is included within cost of revenue, the amortization of marketing-based and customer-based intangible assets are included within sales and marketing expense, and the amortization of the acquired workforce is included within cost of revenue and research and development expense.
Identified intangible assets consisted of the following at December 31, 2021 (dollars in thousands):

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Remaining Life (In Years)
Marketing-based	$1,400	$(1,253)	$147	1.96
Technology-based	18,300	(15,791)	2,509	2.01
Customer-based	27,700	(10,506)	17,194	8.37
Workforce-based	380	(35)	345	9.10
	$47,780	$(27,585)	$20,195
Identified intangible assets consisted of the following at December 31, 2020 (dollars in thousands):

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Remaining Life (In Years)
Marketing-based	$1,400	$(1,144)	$256	2.59
Technology-based	18,300	(13,484)	4,816	2.56
Customer-based	22,100	(8,484)	13,616	9.05
	$41,800	$(23,112)	$18,688
Future amortization of identified intangible assets at December 31, 2021 is shown below (dollars in thousands):

As of December 31, 2021	Amount
2022	$3,479
2023	3,189
2024	2,328
2025	2,114
2026 and beyond	9,085
Total future identified intangible asset amortization	$20,195

9.    Accrued Expenses
Accrued expenses consisted of the following at December 31, 2021 and 2020 (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

	December 31, 2021	December 31, 2020
Accrued bonuses	$3,580	$3,602
Accrued paid time off	2,802	2,240
Accrued commissions	2,748	1,036
Other accrued expenses	4,725	4,789
Total accrued expenses	$13,855	$11,667

10.    Leases
The Company accounts for operating leases and finance leases in accordance with U.S. GAAP, pursuant to ASC 842, Leases.
The Company has leases for offices, data centers and other computer and networking equipment that expire at various dates through 2027. The Company’s leases have remaining terms of one to six years, and some of the leases include a Company option to extend the leases. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company has elected the practical expedient on not separating lease components from non-lease components for right-of-use assets.
The components of lease expenses were as follows (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Operating lease cost	$2,059	$1,515	$—
Finance lease cost:
Amortization of right-of-use assets	$462	$534	$522
Interest on lease liabilities	16	59	119
Total finance lease cost	$478	$593	$641
Supplemental cash flow information related to leases was as follows (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$2,104	$1,608	$—
Financing cash used in finance leases	408	810	1,022
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,246	$997	$—
Finance leases	—	74	403
Supplemental balance sheet information related to leases was as follows (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

	December 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$5,483	$3,858
Operating lease liabilities:
Operating lease liabilities—current	$1,946	$1,353
Operating lease liabilities—less current portion	4,046	3,088
Total operating lease liabilities	$5,992	$4,441
Finance Leases
Property and equipment, gross	$2,182	$2,182
Less: accumulated depreciation and amortization	(1,621)	(1,159)
Property and equipment, net	$561	$1,023
Finance lease liabilities:
Finance lease liabilities—current	$26	$392
Finance lease liabilities—less current portion	11	38
Total finance lease liabilities	$37	$430
Weighted average remaining terms were as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term
Operating Leases	3.58 years	3.64 years
Finance Leases	1.67 years	1.05 years
Weighted average discount rates were as follows:

	December 31, 2021	December 31, 2020
Weighted average discount rate
Operating Leases	8.1%	6.9%
Finance Leases	7.5%	7.6%
Maturities of lease liabilities were as follows (dollars in thousands):

As of December 31, 2021	Operating Leases	Finance Leases
2022	$2,301	$28
2023	1,880	11
2024	1,168	—
2025	997	—
2026 and beyond	429	—
Total lease payments	6,775	39
Less: imputed interest	(783)	(2)
Total	$5,992	$37
As of December 31, 2021, the Company did not have any operating leases that had not yet commenced.

11.    Borrowings Under Term Loan and Line of Credit
At December 31, 2021 and 2020, term loan borrowings were as follows (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

	December 31, 2021	December 31, 2020
Total term loan obligations	$55,020	$56,044
Less: current portion of term loan	(561)	(1,440)
Long-term term loan obligations	$54,459	$54,604
On February 28, 2018, LiveVox entered into an amendment to its term loan and revolving credit facility with PNC Bank originally dated November 7, 2016 (as amended, the “Credit Facility”) to provide for a $45.0 million term loan, a $5.0 million line of credit and a $1.5 million letter of credit sub-facility.
The Credit Facility is collateralized by a first-priority perfected security interest in substantially all the assets of the Company and is subject to certain financial covenants before and after a covenant conversion date. Covenant conversion may be elected early by the Company if certain criteria are met, including, but not limited to meeting fixed charge coverage and liquidity ratio targets as of the most recent twelve-month period. Prior to the covenant conversion date, the Company is required to maintain minimum levels of liquidity and recurring revenue. As of the covenant conversion date, the Company is required to maintain the Fixed Charge Coverage Ratio and Leverage Ratio (each as defined in the Credit Facility) measured on a quarter-end basis for the four-quarter period ending on each such date through the end of the agreement.
The Company may elect that the term and revolving loans bear interest under a base rate or a LIBOR rate definition within the Credit Facility. LIBOR interest elections are for one, two or three-month periods. Loans are termed as either a Base Rate loan or LIBOR Rate loan and can be a combination of both.
On December 16, 2019, the Company amended the Credit Facility, increasing the term loan borrowing therein by $13.9 million to $57.6 million and amending certain terms and conditions. The amendment to the Credit Facility reset the minimum recurring revenue covenant and qualified cash amounts through December 31, 2021 and extended the quarterly measurement dates through September 30, 2023 and the maturity date to November 7, 2023. The amendment to the Credit Facility also reset the mandatory covenant commencement date of the Fixed Charge Coverage Ratio and Leverage Ratio to March 31, 2022 and reset the applicable ratio amounts. Under the Credit Facility, principal on the term loan was to be repaid in quarterly installments of $0.3 million beginning on March 31, 2020 through December 31, 2020, $0.4 million on March 31, 2021 through December 31, 2021, and $0.7 million on each quarter thereafter.
On August 2, 2021, the Company further amended the Credit Facility, extending the maturity date to December 31, 2025. The amendment to the Credit Facility reset the minimum recurring revenue covenant amounts through December 31, 2025 and extended the quarterly measurement dates through September 30, 2025. The amendment to the Credit Facility also removed the mandatory covenant commencement date of the Fixed Charge Coverage Ratio and Leverage Ratio and the applicable ratio amounts. Under the Credit Facility, principal on the term loan is to be repaid in quarterly installments of $0.1 million beginning on September 30, 2021 through March 31, 2023, $0.3 million on June 30, 2023 through March 31, 2024, and $0.5 million on June 30, 2024 through March 31, 2025, and $0.7 million on each quarter thereafter. All other terms and conditions of the original Credit Facility remain in effect. Term loan repayments made by the Company totaled $1.0 million, $1.2 million and $0.8 million during the years ended December 31, 2021, 2020 and 2019, respectively.
LiveVox, Inc. will account for previously deferred original issue discount and loan fees in the amount of $0.3 million related to the original Credit Facility dated November 7, 2016, first amendment to the Credit Facility dated February 28, 2018, and third amendment to Credit Facility dated December 16, 2019, by amortizing and recording to interest expense over the remaining term of the amended credit agreement using the effective interest method. The additional original issue discount related to the seventh amendment to Credit Facility dated August 2, 2021 in the amount of $0.2 million is being amortized as an adjustment of interest expense over the amended Credit Facility using the effective interest method. Third party loan fees totaling $0.1 million associated with the $13.9 million increase of the term loan related to the third amendment to Credit Facility are expensed upon close of the loan. Total unamortized loan costs associated with the term loan totaled $0.4 million and $0.4 million at December 31, 2021 and 2020, respectively and are recorded within term loan, net of current. The Company was in compliance with all debt covenants at December 31, 2021 and 2020 and was in compliance with all debt covenants as of the date of issuance of these consolidated financial statements. There was no unused borrowing capacity under the term loan portion of the Credit Facility at December 31, 2021 and 2020. On March 17, 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to COVID-19 pandemic, the Company drew down approximately $4.7 million under the revolving portion of the Credit Facility, which was repaid in full by the Company in connection with the Merger.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
Aggregate principal maturities of the term loan as of December 31, 2021 was as follows (dollars in thousands):

As of December 31, 2021	Amount to Mature
2022	$561
2023	982
2024	1,753
2025	52,158
Total	$55,454
The net carrying amount of the liability component of the term loan was as follows (dollars in thousands):

	December 31, 2021	December 31, 2020
Principal	$55,454	$56,454
Unamortized issuance costs	(434)	(410)
Net carrying amount	$55,020	$56,044

12.    Letters of Credit
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

13.    Related Party Transactions
Prior to the closing of the Merger, Old LiveVox paid quarterly management fees plus reimbursement of expenses incurred on behalf of Old LiveVox to funds affiliated with Golden Gate Capital, its majority shareholder pre-Merger. During the year ended December 31, 2021, management fees, expense reimbursements and acquisition related expenses were immaterial. As of December 31, 2021, there was no unpaid balance. During the year ended December 31, 2020, management fees totaled $0.5 million and there were no expense reimbursements or acquisition-related expenses. As of December 31, 2020, there was no unpaid balance. During the year ended December 31, 2019, management fees, expense reimbursements and acquisition related expenses totaled $0.4 million, $0.1 million and $0.6 million, respectively, of which $0.5 million was unpaid as of December 31, 2019.
The Company pays monthly board of director fees plus reimbursement of expenses incurred on behalf of the Company to members of the Company’s board of directors. During the year ended December 31, 2021, board of director fees totaled $0.6 million and expense reimbursements were immaterial. As discussed in Note 2(x), in connection with the Merger, the VCIP awards granted to the board of directors were liquidated, which resulted in $4.1 million expenses related to the board of directors for the year ended December 31, 2021. The Company also granted RSUs to directors under the 2021 Plan. During the year ended December 31, 2021, stock-based compensation expense relating to the RSU awards to the board of directors totaled $0.2 million. As of December 31, 2021, the unpaid balance of board of director fees due to related parties was immaterial. During the year ended December 31, 2020, board of director fees totaled $0.5 million and there were no expense reimbursements or expenses relating to the VCIP awards granted to the board of directors. As of December 31, 2020, there was no unpaid balance of board of director fees due to related parties. During the year ended December 31, 2019, board of director fees totaled $0.5 million and there were no expense reimbursements. The Company also performed a one-time management liquidity program, in which vested VCIP awards were liquidated and paid out, which resulted in $0.3 million in related expenses incurred to a director of the board. As of December 31, 2019, there was no unpaid balance of board of director fees due to related parties.
There were no related party accounts receivable as of December 31, 2021, 2020 and 2019.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

14.    Stock Warrants
Public and Forward Purchase Warrants
Immediately following the Merger, LiveVox assumed 833,333 Forward Purchase Warrants and 12,499,995 Public Warrants that had been previously issued by Crescent. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments. The Company may redeem the outstanding Public Warrants, in whole and not in part, upon a minimum of 30 days’ prior written notice of redemption (“Redemption Period”). For purposes of the redemption, “Redemption Price” shall mean the last reported sales price of the Company’s common stock for any twenty trading days within the thirty trading-day period ending on the third trading day prior to the date on which notice of the redemption is given.
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
As of December 31, 2021, there were 13,333,328 Warrants outstanding, and no Warrants have been exercised.

15.    Stockholders’ Equity
Common Stock
On June 22, 2021, the Company’s Class A common stock, publicly traded warrants and publicly traded units began trading on Nasdaq under the ticker symbols “LVOX”, “LVOXW” and “LVOXU,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, the Company had 90,696,977 shares of Class A common stock issued and outstanding (98,240,727 shares of common stock, less 7,543,750 of which are held in escrow).
In connection with the Merger consummated on June 18, 2021, the Company issued 74,962,092 shares of Class A common stock. See Note 3 for more information. On November 2, 2021, pursuant to the terms of the Merger Agreement, the Company issued 33,609 shares of Class A common stock valued at $336,097 to LiveVox TopCo as part of the post-closing adjustment of merger consideration required as part of the Merger. After the Merger, the Company issued additional shares of Class A common stock of 3,578,731 for the equity portion of VCIP and OBIP awards that fully vested in connection with the Merger but were undelivered at the time of the Merger.
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
The accumulated other comprehensive loss and accumulated deficit is included in stockholders’ equity. At December 31, 2021 and 2020, the accumulated other comprehensive loss totaled $0.5 million and $0.2 million, respectively. The Company’s accumulated deficit totaled $128.0 million and $24.8 million at December 31, 2021 and 2020, respectively.
Preferred Stock

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share. As of December 31, 2021, no shares of LiveVox preferred stock were issued and outstanding. As of December 31, 2020, no shares of preferred stock were authorized, issued and outstanding.

16.    Analysis of the Changes in Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes foreign currency translation items associated with the Company’s foreign operations and unrealized gain or loss on the Company's marketable securities available for sale. Following is an analysis of the changes in the accumulated other comprehensive loss, net of applicable taxes, at December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2020
	Foreign currency translation adjustment	Unrealized loss on marketable securities	Total accumulated other comprehensive loss
Balance, beginning of period	$(218)	$—	$(218)
Other comprehensive income	12	—	12
Balance, end of period	$(206)	$—	$(206)

	December 31, 2021
	Foreign currency translation adjustment	Unrealized loss on marketable securities	Total accumulated other comprehensive loss
Balance, beginning of period	$(206)	$—	$(206)
Other comprehensive loss	(94)	(177)	(271)
Balance, end of period	$(300)	$(177)	$(477)

Components of other comprehensive income (loss) and related taxes for the years ended December 31, 2021, 2020 and 2019 are as follows (dollars in thousands):

	Years Ended December 31,
	2021			2020			2019
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Foreign currency translation adjustment	$(94)	$—	$(94)	$11	$1	$12	$(47)	$(1)	$(48)
Unrealized loss on marketable securities	(177)	—	(177)	—	—	—	—	—	—
Total other comprehensive income (loss)	$(271)	$—	$(271)	$11	$1	$12	$(47)	$(1)	$(48)

17.    Stock-Based Compensation
The following tables present the Company's stock-based compensation expense by award type and financial statement line for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

	Years Ended December 31,
	2021	2020	2019
Equity-classified awards:
MIUs	$556	$556	$—
RSUs - employee (1)	2,949	—	—
RSUs - nonemployee (2)	12	—	—
PSUs - employee (1)	388	—	—
Total equity-classified awards	3,905	556	—
Total stock-based compensation	$3,905	$556	$—
(1) Represents awards granted to employees, executive officers and directors of the Company. Nonemployee directors acting in their role as members of a board of directors are treated as employees if (a) those directors were elected by the Company’s shareholders and (b) the awards granted to nonemployee directors are for their services as directors but not for other services.
(2) Represents awards granted to consultants of the Company.

	Years Ended December 31,
	2021	2020	2019
Cost of revenue	$500	$57	$—
Sales and marketing expense	865	113	—
General and administrative expense	1,169	273	—
Research and development expense	1,371	113	—
Total stock-based compensation	$3,905	$556	$—
As of December 31, 2021, unrecognized stock-based compensation expense related to nonvested awards by award type and their expected weighted-average recognition periods are summarized in the following table (dollars in thousands):

	Unrecognized Stock-based Compensation Expense	Weighted-average Recognition Period (1)
Equity-classified awards:
MIUs	$1,668	3.00 years
RSUs - employee	29,014	3.53 years
RSUs - nonemployee	115	3.47 years
PSUs - employee	10,097	10.43 years
Total equity-classified awards	40,894
Total unrecognized stock-based compensation	$40,894
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
2021 Equity Incentive Plan
The Compensation Committee of the Company approved 5,091,331 RSU and 1,611,875 PSU awards in the year ended December 31, 2021. As of December 31, 2021, 109,862 unvested RSUs were forfeited upon the grantee’s termination of service, and 4,981,469 RSUs and 1,611,875 PSUs were outstanding.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
Restricted Stock Units
As of December 31, 2021, all RSUs granted to employees and nonemployees are classified as equity.
RSU activities for the year ended December 31, 2021 are summarized as follows (in thousands, except for per share data):

	Equity-classified RSUs - employee
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (1)
Outstanding at December 31, 2020	—	$—
Granted	5,072	6.44
Vested	—	—
Forfeited	(110)	6.33
Outstanding at December 31, 2021	4,962	$6.44	1.86 years

	Equity-classified RSUs - nonemployee
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (1)
Outstanding at December 31, 2020	—	$—
Granted	20	6.51
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2021	20	$6.51	1.69 years
(1) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding, expected to vest or currently exercisable by the end of the reporting period.
Performance-Based Restricted Stock Units
As of December 31, 2021, all PSUs granted to employees are classified as equity.
As discussed in Note 2(x), the Company estimates the fair value of the PSUs at each measurement date by using a Monte Carlo simulation. The key inputs used in the Monte Carlo simulation are disclosed in the table below. The stock price is based on the closing price of the Company’s Class A common stock on Nasdaq as of the valuation date. The volatility input is estimated using the volatility of Company’s peer companies as well as the Company’s own implied volatility. The expected life of the PSUs 30 years and all PSUs are assumed to be fully vested at the end of year 30. The risk-free interest rate is based on the Thirty-year Constant Maturity Treasury Rate. The vesting hurdles are set forth in the PSU agreement.
The weighted average assumptions (weighted by relative grant date fair value) used to value PSUs during the periods presented are as follows:

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

December 31, 2021
Stock price	$6.13
Measurement period	30.00 years
Expected volatility	47.50%
Risk-free rate	1.89%
Vesting hurdle 1	$12.50
Vesting hurdle 2	$15.00
Vesting hurdle 3	$17.50
PSU activities for the year ended December 31, 2021 are summarized as follows (in thousands, except for per share data):

	Equity-classified PSUs - employee
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (1)
Outstanding at December 31, 2020	—	$—
Granted	1,612	6.50
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2021	1,612	$6.50	10.43 years
(1) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding, expected to vest or currently exercisable by the end of the reporting period.

Management Incentive Units
As discussed in Note 2(x), stock-based compensation for MIUs is measured based on the grant date fair value of the award estimated by using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation are disclosed in the table below. The holding period is the expected period until a major liquidity event is expected to occur. The expected volatility assumption is based on the historical volatility of a peer group of publicly traded companies. The discount for lack of marketability is driven by (i) the assumed participation threshold as outlined in the agreements governing the MIUs and (ii) the assumed holding period of two years. The risk-free rate for the expected term of the awards is based on U.S. Treasury zero-coupon issues at the time of grant.
The weighted average assumptions (weighted by relative grant date fair value) used to value MIUs during the periods presented are as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Holding period	2.00 years	2.00 years	2.00 years
Volatility	45.0%	45.0%	45.0%
Discount for lack of marketability	28.0%	28.0%	28.0%
Risk-free rate	1.6%	1.6%	1.6%
MIU activities for the years ended December 31, 2021, 2020 and 2019 are summarized as follows (in thousands, except for per share data):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (1)
Outstanding at December 31, 2018	—	$—
Granted	3,518	0.79
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2019	3,518	$0.79
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2020	3,518	$0.79
Granted	—	—
Vested	(704)	0.79
Forfeited	—	—
Outstanding at December 31, 2021	2,814	$0.79	1.50 years
(1) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding, expected to vest or currently exercisable by the end of the reporting period.

18.    Geographic Information
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by geographic area for the years ended December 31, 2021, 2020, and 2019 (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
United States	$111,836	$97,034	$90,522
Americas (excluding United States)	2,808	1,870	1,227
Asia	4,450	3,509	864
Europe	137	132	142
Total revenue	$119,231	$102,545	$92,755
Property and Equipment
The following table summarizes total property and equipment, net in the respective locations at December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020
United States	$1,989	$3,174
Americas (excluding United States)	367	192
Asia	654	139
Property and equipment, net	$3,010	$3,505
The geographical location of the Company’s customers affects the nature, amount, timing and uncertainty of revenue and cash flows due to the potential for unfavorable and uncertain regulatory, political, economic and tax conditions. These uncertainties can impact the amount of revenue recognized through price adjustments and uncertainty of cash flows that may arise due to local regulations.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
19.    Income Taxes
The provision for income taxes charged to operations consisted of the following for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	2021	2020	2019
Current tax expense:
Federal	$—	$(2)	$(2)
State	47	8	188
Foreign	310	317	251
Total current tax expense	357	323	437
Deferred tax expense:
Federal	3	2	2
State	(186)	(124)	(282)
Foreign	(8)	(5)	(8)
Total deferred tax benefit	(191)	(127)	(288)
Provision for income taxes	$166	$196	$149

A reconciliation between the Company’s federal statutory tax rate and its effective tax rate for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Federal statutory tax rate	21.00%	21.00%	21.00%
State tax, net of federal benefit	3.01%	3.93%	0.55%
Meals and entertainment	(0.11)%	(1.07)%	(1.69)%
Global intangible low-taxed income inclusion	(0.07)%	(2.41)%	(1.07)%
Nondeductible stock-based compensation	(0.11)%	(2.83)%	0.00%
Nondeductible compensation	(2.15)%	0.00%	0.00%
Transaction costs	(2.61)%	0.00%	0.00%
Prior year provision to return true-up	0.16%	(2.13)%	(1.16)%
Change in valuation allowance	(19.20)%	(18.90)%	(19.94)%
Foreign tax differential and permanent items	(0.07)%	(2.27)%	0.07%
Other	(0.01)%	(0.08)%	(0.06)%
Effective tax rate	(0.16)%	(4.76)%	(2.30)%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following at December 31, 2021 and 2020 (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

	2021	2020
Deferred tax assets:
Net operating loss carryforward	$26,828	$9,779
SPAC Transaction	944	—
Compensation accruals	1,326	675
Share based compensation	807	—
Foreign tax credits	487	552
Bad debt reserve	319	321
Interest expense limitation	1,080	274
Lease liability	1,489	1,119
Other	398	265
Total deferred tax assets	33,678	12,985
Deferred tax liabilities:
Capitalized commissions	(2,346)	(1,192)
Right-of-use asset	(1,363)	(972)
Other intangibles amortization	(2,447)	(3,423)
Other	(274)	(168)
Total deferred tax liabilities	(6,430)	(5,755)
Net deferred tax assets before valuation allowance	27,248	7,230
Valuation allowance	(27,250)	(7,423)
Net deferred tax liabilities	$(2)	$(193)

At December 31, 2021, the Company had available federal and combined state net operating loss carryforwards which may offset future taxable income of $23.5 million and $95.5 million, respectively. The federal net operating losses expire between 2026 and 2035 while the state net operating losses expire between 2025 and 2041. In addition, the Company has federal and state net operating loss carryforwards at December 31, 2021, of $72.4 million and $20.4 million, respectively, which do not expire. There were insufficient federal and state deferred tax liabilities to offset the federal and state deferred tax assets at December 31, 2021 and 2020; therefore, based on this and other available evidence, management believes it is more likely than not that the net federal and state deferred tax assets of LiveVox will not be fully realized and has recorded valuation allowances in the amounts of $27.3 million and $7.4 million as of December 31, 2021 and 2020, respectively.
Past ownership changes and other equity transactions have triggered Section 382 and 383 provisions of the Internal Revenue Code, resulting in certain annual limitations on the utilization of existing federal and state net operating losses and credits. Such provisions may limit the potential future tax benefit to be realized by the Company from its accumulated net operating losses and tax credit carryforwards.
Historically, the Company had not accrued a provision for U.S. deferred taxes or foreign withholding taxes on undistributed earnings of the Company’s wholly owned foreign subsidiaries because it was the intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Undistributed earnings are generally no longer subject to U.S. tax upon repatriation beginning January 1, 2018; however, undistributed earnings remain subject to certain state income and foreign withholding taxes. It remains the intention of management to reinvest the undistributed earnings indefinitely in foreign operations. The Company also believes that any such state income or foreign withholding taxes would be immaterial.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act contained certain income tax relief provisions, including a modification to the limitation of business interest expense for tax years beginning in 2019 and 2020. The modification to the interest expense limitation increased the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income for 2019 and 2020. This modification resulted in the allowance of additional interest expense for the Company, resulting in an increase in its 2020 net operating loss carryforwards. The Company does not anticipate any further material tax impacts from the CARES Act.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, India and Colombia. The tax returns are subject to statutes of limitations that vary by jurisdiction. At December 31, 2021, the Company remains subject to U.S. and certain state income tax examinations for tax years 2018 through 2021, and in certain other states for tax years 2017 through 2021. However, due to the Company’s net operating loss carryforwards in various jurisdictions, tax authorities have the ability to adjust carryforwards related to closed years.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
20.    Retirement Benefit Plan
The Company amended its existing 401(k) plan (the “Plan”) effective on July 1, 2018. The amended Plan covers eligible employees immediately upon employment with the Company. Participants may contribute up to a maximum percentage of their annual compensation to the Plan as determined by the Company limited to the maximum annual amount set by the Internal Revenue Service. The Plan provides for traditional tax-deferred and Roth 401(k) contribution options. Prior to the Plan amendment, the Company did not provide a matching contribution. The Company began matching fifty percent of the employee contribution up to a maximum of two-hundred dollars per pay period, limited to forty-eight hundred dollars annually, upon adoption of the Plan. One hundred percent of the employer match vests immediately. The Company made matching contributions totaling $1.1 million, $0.8 million and $0.6 million during the years ended December 31, 2021, 2020 and 2019, respectively.

21.    Fair Value Measurement
The following table sets forth the fair value of the Company’s assets and liabilities at December 31, 2021 (dollars in thousands):

	Level 1	Level 2	Level 3	Totals
Cash and cash equivalents	$47,217	$—	$—	$47,217
Restricted cash	100	—	—	100
Marketable securities	—	49,374	—	49,374
Total assets	$47,317	$49,374	$—	$96,691

Term loan	$—	$55,020	$—	$55,020
Finance lease obligations	—	37	—	37
Warrant liability—Forward Purchase Warrants	—	—	767	767
Total liabilities	$—	$55,057	$767	$55,824
The following table sets forth the fair value of the Company’s assets and liabilities at December 31, 2020 (dollars in thousands):

	Level 1	Level 2	Level 3	Totals
Cash and cash equivalents	$18,098	$—	$—	$18,098
Restricted cash	1,468	—	—	1,468
Total assets	$19,566	$—	$—	$19,566

Term loan	$—	$56,044	$—	$56,044
Finance lease obligations	—	430	—	430
VCIP/OBIP liability	—	—	286	286
Total liabilities	$—	$56,474	$286	$56,760
Level 1 and Level 2 of the Fair Value Hierarchy
As of December 31, 2021 and 2020, the carrying amounts of the Company’s cash, cash equivalents and restricted cash approximate their fair values due to their short maturities and has been classified as Level 1 of the fair value hierarchy. The fair value of the term loan and finance lease obligations approximate their carrying value. The fair value is determined based on observable inputs on the price of the term loan in the market and has been classified as Level 2 of the fair value hierarchy. The fair value of the Company’s AFS debt securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers and has been classified as Level 2 of the fair value hierarchy. Refer to Note 6 for additional information regarding the fair value of the Company’s marketable securities.
Level 3 of the Fair Value Hierarchy

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
The Company’s liability related to the Forward Purchase Warrants is measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. There were no other assets or liabilities measured at fair value on a recurring basis at December 31, 2021.
Warrant liability—Forward Purchase Warrants
As discussed in Note 2(z), 833,333 Forward Purchase Warrants were issued pursuant to the Forward Purchase Agreement dated January 13, 2021 between Crescent and Old LiveVox. Upon consummation of the Merger, the Company concluded that the Forward Purchase Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. The Forward Purchase Warrants are classified as Level 3 fair value measurement. The Company employed a Black-Scholes option pricing model specific to the contractual terms of the Forward Purchase Warrants to determine their fair value at each reporting period, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss. Inherent in the options pricing model are assumptions related to current stock price, exercise price, expected share price volatility, expected life, risk-free interest rate and dividend yield. The stock price is based on the closing price of the Company’s Class A common stock on Nasdaq as of the valuation date. The exercise price is based on the terms of the warrant agreement. The volatility input is estimated using the implied volatility of the Public Warrants and the volatility of the Company’s peer companies. The expected life of the Forward Purchase Warrants is based on the time from valuation date to the contractual expiration date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected five-year term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Future change in these assumptions could result in a material change to the fair value of the Forward Purchase Warrants, and such changes will be recorded in the consolidated statements of operations and comprehensive loss.
The following table provides quantitative information regarding assumptions used in the Black Scholes option-pricing model to determine the fair value of the Forward Purchase Warrants:

	December 31, 2021	June 18, 2021 (Closing Date)
Stock price	$5.15	$9.12
Exercise price	$11.50	$11.50
Contractual term	4.50 years	5.00 years
Expected volatility	47.50%	37.50%
Risk-free rate	1.20%	0.90%
Dividend yield	0.00%	0.00%
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
As discussed in Note 2(x), on June 18, 2021, the Company consummated the previously announced Merger between Old LiveVox and Crescent, in which all outstanding VCIP and OBIP awards were fully vested. The VCIP and OBIP awards were paid to the plan participants in a combination of cash awards and equity awards. The cash portion of the awards was recorded to accrued liability for unpaid cash awards, and the stock portion of the awards was recorded to additional paid-in capital for undelivered equity shares. The fair value of the VCIP and OBIP accrued liability for unpaid cash awards was determined based on the terms of the respective VCIP and OBIP agreements. Since the inputs used to measure fair value are directly or indirectly observable in the marketplace, VCIP and OBIP accrued liability was transferred out of the Level 3 fair value measurement to the Level 2 fair value measurement upon the consummation of the Merger on June 18, 2021.
As of December 31, 2021, the VCIP and OBIP awards were paid in full and the fair value of the VCIP and OBIP accrued liability was transferred out of the Level 2 fair value measurement and reduced to zero.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
Changes in the Level 3 Fair Value Measurement
The changes in fair value of the Level 3 liabilities are as follows (dollars in thousands):

	December 31, 2021	December 31, 2020
Balance, beginning of period	$286	$286
VCIP/OBIP liability transferred out of Level 3	(286)	—
Closing-date fair value of warrant liability	2,008	—
Changes in fair value of warrant liability	(1,241)	—
Balance, end of period	$767	$286
During the year ended December 31, 2021, the gain recognized due to decrease in the fair value of warrant liability was $1.2 million and was recorded within other expense, net in the consolidated statements of operations and comprehensive loss. There were no gains or losses recognized due to change in the fair value during the years ended December 31, 2020 and 2019.

22.    Basic and Diluted Loss Per Share
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
The computation of loss per share and weighted average shares of the Company’s common stock outstanding for the years ended December 31, 2021, 2020, and 2019 are as follows (in thousands, except per share data):

	Years Ended December 31,
	2021	2020	2019
Numerator:
Loss attributable to common stockholders—basic and diluted	$(103,194)	$(4,645)	$(6,913)
Denominator:
Weighted average shares outstanding—basic and diluted	79,964	66,637	66,637
Loss per share:
Basic and diluted	$(1.29)	$(0.07)	$(0.10)
The following outstanding common stock equivalents were either considered antidilutive or were contingently issuable upon the resolution of their contingencies, and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

	Years Ended December 31,
	2021	2020	2019
Earn-Out Shares	5,000	—	—
Lock-Up Shares	2,544	—	—
Finders Agreement Shares (1)	1,644	—	—
Warrants to purchase common stock	13,333	—	—
RSUs	4,981	—	—
PSUs	1,612	—	—
Total	29,114	—	—
(1) Represents 1,643,750 Class A common stock to be issued only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021 through June 18, 2028, pursuant to the terms of the Finders Agreement. No contingent consideration shares were issued during the year ended December 31, 2021.

23.    Commitments and Contingencies
Commitments
As of December 31, 2021 and 2020, $55.5 million and $56.5 million of the term loan principal was outstanding, respectively. The term loan is due December 31, 2025. See Note 11 for more information.
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
The Company is engaged in three collection actions against former customers who defaulted in their contractual obligations. Two of those customers have filed counterclaims against LiveVox, also alleging breach of contract. LiveVox is vigorously defending against these counterclaims while pursuing its own claims and believes that the counterclaims are without merit. The Company does not expect that any of the three cases will have a material adverse effect on its business operations or financial position. As of the date of issuance of these consolidated financial statements, a potential loss as a result of the aforementioned cases is neither probable nor estimable.

24.    Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

LiveVox Holdings, Inc.

Date: March 10, 2022	By:	/s/ Louis Summe

Louis Summe
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 10, 2022	By:	/s/ Gregg Clevenger

Gregg Clevenger
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 10, 2022	By:	/s/ Louis Summe

Louis Summe
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 10, 2022	By:	/s/ Gregg Clevenger

Gregg Clevenger
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 10, 2022	By:	/s/ Robert Beyer

Robert Beyer
Director

Date: March 10, 2022	By:	/s/ Stewart Bloom

Stewart Bloom
Director

Date: March 10, 2022	By:	/s/ Leslie C.G. Campbell

Leslie C.G. Campbell
Director

Date: March 10, 2022	By:	/s/ Doug Ceto

Doug Ceto

Director

Date: March 10, 2022	By:	/s/ Rishi Chandna

Rishi Chandna
Director

Date: March 10, 2022	By:	/s/ Susan Morisato

Susan Morisato
Director

Date: March 10, 2022	By:	/s/ Bernhard Nann

Bernhard Nann
Director

Date: March 10, 2022	By:	/s/ Kathleen Pai

Kathleen Pai
Director

Date: March 10, 2022	By:	/s/ Marcello Pantuliano

Marcello Pantuliano
Director

Date: March 10, 2022	By:	/s/ Todd Purdy

Todd Purdy
Director