Form 10-Q
period 2022-03-31
LiveVox Holdings, Inc.
filed 2022-05-10
CIK 1723648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
As of May 6, 2022, the registrant had 98,240,727 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

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
•the ability to obtain third-party software licenses for use in or with the Company’s products; and
•the business, operations and financial performance of the Company, including market conditions and global and economic factors beyond the Company’s control, such as a tight labor market and the invasion of Ukraine by Russia.
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

PART I—FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
LIVEVOX HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,092	$47,217
Restricted cash, current	100	100
Marketable securities, current	48,067	7,226
Accounts receivable, net	19,441	20,128
Deferred sales commissions, current	2,733	2,691
Prepaid expenses and other current assets	6,321	6,151
Total Current Assets	108,754	83,513
Property and equipment, net	3,289	3,010
Goodwill	47,481	47,481
Intangible assets, net	19,123	20,195
Operating lease right-of-use assets	5,058	5,483
Deposits and other	511	664
Marketable securities, net of current	—	42,148
Deferred sales commissions, net of current	6,661	6,747
Deferred tax asset, net	77	—
Total Assets	$190,954	$209,241

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,357	$6,490
Accrued expenses	10,139	13,855
Deferred revenue, current	1,329	1,307
Term loan, current	561	561
Operating lease liabilities, current	1,886	1,946
Finance lease liabilities, current	27	26
Total current liabilities	18,299	24,185
Long term liabilities:
Deferred revenue, net of current	418	456
Term loan, net of current	54,345	54,459
Operating lease liabilities, net of current	3,642	4,046
Finance lease liabilities, net of current	5	11
Deferred tax liability, net	—	2
Warrant liability	375	767
Other long-term liabilities	337	337
Total liabilities	77,421	84,263

Commitments and contingencies (Note 9 and 21)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000 shares authorized and none issued and outstanding as of March 31, 2022 and December 31, 2021.	—	—

Common stock, $0.0001 par value per share; 500,000 shares authorized and 90,697 shares issued and outstanding as of March 31, 2022 and December 31, 2021.	9	9
Additional paid-in capital	255,947	253,468
Accumulated other comprehensive loss	(1,414)	(477)
Accumulated deficit	(141,009)	(128,022)
Total stockholders’ equity	113,533	124,978
Total liabilities & stockholders’ equity	$190,954	$209,241

The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited) (In thousands, except per share data)

	For the three months ended March 31,
	2022	2021
Revenue	$32,093	$27,945
Cost of revenue	13,632	11,180
Gross profit	18,461	16,765
Operating expenses
Sales and marketing expense	14,652	8,908
General and administrative expense	7,468	4,880
Research and development expense	8,490	6,180
Total operating expenses	30,610	19,968
Loss from operations	(12,149)	(3,203)
Interest expense, net	750	944
Change in the fair value of warrant liability	(392)	—
Other income, net	(64)	(7)
Total other expense, net	294	937
Pre-tax loss	(12,443)	(4,140)
Provision for income taxes	544	35
Net loss	$(12,987)	$(4,175)
Comprehensive loss
Net loss	$(12,987)	$(4,175)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(49)	39
Net unrealized loss on marketable securities	(888)	—
Total other comprehensive income (loss), net of tax	(937)	39
Comprehensive loss	$(13,924)	$(4,136)
Net loss per share
Net loss per share—basic and diluted	$(0.14)	$(0.06)
Weighted average shares outstanding—basic and diluted	91,478	66,637
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited) (In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2020	1	$—	$59,175	$(206)	$(24,828)	$34,141
Retroactive application of reverse recapitalization	66,636	7	(7)	—	—	—
Balance at December 31, 2020, as converted	66,637	$7	$59,168	$(206)	$(24,828)	$34,141
Foreign currency translation adjustment	—	—	—	39	—	39
Stock-based compensation	—	—	139	—	—	139
Net loss	—	—	—	—	(4,175)	(4,175)
Balance at March 31, 2021	66,637	$7	$59,307	$(167)	$(29,003)	$30,144

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2021	90,697	$9	$253,468	$(477)	$(128,022)	$124,978
Foreign currency translation adjustment	—	—	—	(49)	—	(49)
Net unrealized loss on marketable securities	—	—	—	(888)	—	(888)
Stock-based compensation	—	—	2,479	—	—	2,479
Net loss	—	—	—	—	(12,987)	(12,987)
Balance at March 31, 2022	90,697	$9	$255,947	$(1,414)	$(141,009)	$113,533
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	For the three months ended March 31,
	2022	2021
Operating activities:
Net loss	$(12,987)	$(4,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	274	475
Amortization of identified intangible assets	1,073	1,129
Amortization of deferred loan origination costs	27	36
Amortization of deferred sales commissions	740	397
Non-cash lease expense	453	377
Stock-based compensation expense	2,479	139
Bad debt expense	33	43
Deferred income tax benefit	(78)	(77)
Loss on sale of marketable securities	10	—
Amortization of premium paid on marketable securities	131	—
Change in the fair value of the warrant liability	(392)	—
Changes in assets and liabilities
Accounts receivable	655	(139)
Other assets	(19)	(2,296)
Deferred sales commissions	(695)	(643)
Accounts payable	(2,134)	3,178
Accrued expenses	(3,716)	(2,979)
Deferred revenue	(16)	(209)
Operating lease liabilities	(464)	(347)
Net cash used in operating activities	(14,626)	(5,091)
Investing activities:
Purchases of property and equipment	(536)	(190)
Purchases of marketable securities	(1,477)	—
Proceeds from sale of marketable securities	1,515	—
Principal collected on matured marketable securities	242	—
Proceeds from asset acquisition, net of cash paid	—	1,326
Net cash (used in) provided by investing activities	(256)	1,136
Financing activities:
Repayment on loan payable	(140)	(1,176)
Repayments on finance lease obligations	(6)	(143)
Net cash used in financing activities	(146)	(1,319)
Effect of foreign currency translation	(97)	(21)
Net increase in cash, cash equivalents and restricted cash	(15,125)	(5,295)
Cash, cash equivalents, and restricted cash beginning of period	47,317	19,566
Cash, cash equivalents, and restricted cash end of period	$32,192	$14,271

	For the three months ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Interest paid	$801	$897
Income taxes paid	56	29
Supplemental schedule of noncash investing activities:
Change in unrealized loss on marketable securities	$888	$—
Additional right-of-use assets	—	2,637
Contingent consideration in asset acquisition	—	5,969

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets (dollars in thousands):

	As of March 31,
	2022	2021
Cash and cash equivalents	$32,092	$14,171
Restricted cash, current	100	—
Restricted cash, net of current	—	100
Total cash, cash equivalents and restricted cash	$32,192	$14,271
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
On June 18, 2021 (the “Closing Date” or “Closing”), Crescent, a Delaware corporation, consummated the business combination pursuant to an Agreement and Plan of Merger, dated January 13, 2021 (the “Merger Agreement”), by and among Crescent, Function Acquisition I Corp, a Delaware corporation and direct, wholly owned subsidiary of Crescent (“First Merger Sub”), Function Acquisition II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Crescent (“Second Merger Sub”), LiveVox Holdings, Inc., a Delaware corporation (“Old LiveVox”), and GGC Services Holdco, Inc., a Delaware corporation, solely in its capacity as the representative, agent and attorney-in-fact (in such capacity, the “Stockholder Representative”) of LiveVox TopCo, LLC (“LiveVox TopCo”), a Delaware limited liability company and the sole stockholder of Old LiveVox as of immediately prior to Closing (the “LiveVox Stockholder”). Pursuant to the Merger Agreement, a business combination between Crescent and Old LiveVox was effected through (a) the merger of First Merger Sub with and into Old LiveVox, with Old LiveVox continuing as the surviving corporation (the “First Merger”) and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Old LiveVox with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity (the “Second Merger”, and collectively with the other transactions described in the Merger Agreement, the “Merger”). On the Closing Date, Crescent changed its name to “LiveVox Holdings, Inc.” and Second Merger Sub changed its name to “LiveVox Intermediate LLC”.
On June 22, 2021, the Company’s ticker symbols on The Nasdaq Stock Market LLC (“Nasdaq”) for its Class A common stock, warrants to purchase Class A common stock and public units were changed to “LVOX”, “LVOXW” and “LVOXU”, respectively.
LiveVox, Inc. was a direct, wholly owned subsidiary of Old LiveVox prior to the Merger and is a wholly owned subsidiary of the Company after the Merger. LiveVox, Inc. was first incorporated in Delaware in 1998 under the name “Tools for Health” and in 2005 changed its name to “LiveVox, Inc.” On March 21, 2014, LiveVox, Inc. and its subsidiaries were acquired by Old LiveVox. The principal United States operations of the Company are located in San Francisco, California; New York, New York; Columbus, Ohio and Atlanta, Georgia. The Company has four main operating subsidiaries: LiveVox Colombia SAS which is wholly owned with an office located in Medellin, Colombia, LiveVox Solutions Private Ltd with an office located in Bangalore, India, Speech IQ, LLC located in Columbus, Ohio, and Engage Holdings, LLC (d/b/a BusinessPhone.com) (“BusinessPhone.com”) located in Columbus, Ohio. Additionally, the Company has a wholly owned subsidiary, LiveVox International, Inc., that is incorporated in Delaware. The Company and LiveVox International, Inc. own 99.99% and 0.01%, respectively, of LiveVox Solutions Private Ltd.

2.    Summary of Significant Accounting Policies

a)    Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations or if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the SEC on March 11, 2022. The information as of December 31, 2021 included in the consolidated balance sheets was derived from those audited consolidated financial statements.
Pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations, the Merger completed on June 18, 2021 was accounted for as a reverse recapitalization, rather than a business combination, for financial accounting and reporting purposes. Accordingly, Old LiveVox was deemed the accounting acquirer (and legal acquiree) and Crescent was treated as the

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
accounting acquiree (and legal acquirer). Under this method of accounting, the reverse recapitalization was treated as the equivalent of Old LiveVox issuing stock for the net assets of Crescent, accompanied by a recapitalization. The net assets of Crescent are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Merger are those of Old LiveVox. The shares and corresponding capital amounts and earnings per share available for common stockholders in the accompanying consolidated financial statements and these related notes, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation. Results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results to be expected for the full annual periods.
b)    Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial position and results of operations, requiring adjustment to these balances in future periods. Significant items subject to such estimates and assumptions include, but are not limited to, the determination of the useful lives of long-lived assets, period of benefit of deferred sales commissions, allowances for doubtful accounts, fair value of marketable securities, fair value of goodwill and long-lived assets, fair value of incentive awards, fair value of warrants, establishing standalone selling price, valuation of deferred tax assets, income tax uncertainties and other contingencies, including the Company’s ability to exercise its right to repurchase incentive options from terminated employees.
c)    Segment Information
The Company has determined that its Chief Executive Officer (“CEO”) is its chief operating decision maker. The Company’s CEO reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.
d)    Foreign Currency Translation
The financial position and results of operations of the Company’s international subsidiaries are measured using the local currency as the functional currency. Revenue and expenses have been translated into U.S. dollars at average exchange rates prevailing during the periods. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity (accumulated other comprehensive loss), unless there is a sale or complete liquidation of the underlying foreign investments, or the adjustment is inconsequential.
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
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. The Company recognizes transfers into and out of the levels as of the end of each reporting period. Refer to Note 19 for additional information regarding the fair value measurements.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
f)    Liquidity and Capital Resources
LiveVox’s consolidated financial statements have been prepared assuming the Company will continue as a going concern for the 12-month period from the date of issuance of the consolidated financial statements, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s main sources of liquidity are cash generated by operating cash flows and debt. For the three months ended March 31, 2022 and 2021, the Company’s cash flow used in operating activities was $14.6 million and $5.1 million, respectively. The Company had restricted cash of $0.1 million as of both March 31, 2022 and December 31, 2021, related to the holdback amount for an acquisition the Company made in 2019. The Company’s primary use of cash is for operating and administrative activities including employee-related expenses, and general, operating and overhead expenses. Future capital requirements will depend on many factors, including the Company’s customer growth rate, customer retention, timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of the Company’s services, effective integration of acquisition activities, if any, and maintaining the Company’s bank credit facility. Additionally, the duration and extent of the impact from the COVID-19 pandemic continues to depend on future developments that cannot be accurately predicted at this time, such as supply chain constraints, inflationary pressures and the specific impact of these and other factors on LiveVox’s business, employees, customers and partners. While the COVID-19 pandemic has caused operational difficulties, and may continue to create challenges for the Company’s performance, it has not, thus far, had a substantial net impact on the Company’s liquidity position.
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
h)    Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company limits its credit risk associated with the cash and cash equivalents by placing investments with banks it believes are highly creditworthy. The Company has exposure to credit risk to the extent cash balances exceed amounts covered by Federal deposit insurance. At March 31, 2022 and December 31, 2021, the Company had no cash equivalents. Cash consists of bank deposits. Restricted cash consists entirely of amounts held back from stockholders of the Company’s acquired businesses for indemnification of outstanding liabilities. Such amounts are retained temporarily for a period of 7.5 months and then remitted to the applicable stockholders, net of fees paid for indemnification of liabilities. Since restricted cash amounts represent funds held for others, there is also a corresponding liability account. As of March 31, 2022, the Company has identified $0.1 million as restricted cash as management’s intention is to use this cash for the specific purpose of fulfilling the obligations associated with the holdback amount from recent acquisitions. As of December 31, 2021, the Company had $0.1 million in restricted cash.
i)    Marketable Securities
The Company invests in various marketable securities. As of March 31, 2022 and December 31, 2021, the Company designated all of these marketable securities as debt securities and classified them as available-for-sale (“AFS”). No debt securities were classified as held-to-maturity (“HTM”) or trading. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date.
Debt securities classified as AFS are reported at fair value with unrealized gains and losses, net of income taxes, as a separate component of stockholders’ equity (accumulated other comprehensive loss) in the consolidated balance sheets until the securities are sold or are other-than-temporary impaired (“OTTI”). Debt securities are classified as current or non-current, based on maturities and the Company’s expectations of sales and redemptions in the next 12 months.
Gains and losses on sales of debt securities are recorded on the trade date in other income (expense), net, in the consolidated statements of operations and comprehensive loss. The cost of debt securities sold or the amount reclassified out of accumulated other comprehensive loss into earnings is determined using the specific identification method.
The Company evaluates the amortized cost of debt securities compared to their fair value to determine whether a debt security is impaired and whether an impaired debt security is OTTI at each reporting period. Factors considered in determining whether an OTTI occurs include the length of time and extent to which fair value has been less than the cost basis, credit quality of the issuer

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. For a debt security deemed to be OTTI, the value of the debt security is reduced, the credit related component of OTTI is recorded in earnings and the noncredit related component is charged to other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss.
Please refer to Note 4 for additional information relating to marketable securities.
j)    Accounts Receivable
Trade accounts receivable are stated net of any write-offs and the allowance for doubtful accounts, at the amount the Company expects to collect. The Company performs ongoing credit evaluations of its customers and generally does not require collateral unless a customer has previously defaulted. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: aging of the account receivable, customer creditworthiness, past transaction history with the customer, current economic and industry trends, and changes in customer payment trends. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. At March 31, 2022 and December 31, 2021, the allowance for doubtful accounts was $1.4 million and $1.3 million, respectively. Accounts receivable are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Recoveries of accounts receivable previously written off are recorded as income when received. The accounts receivable recoveries, bad debt expense recorded and accounts written off during the three months ended March 31, 2022 and 2021 were immaterial.
k)    Property and Equipment
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
l)    Identified Intangible Assets
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
Notes to the Consolidated Financial Statements (Unaudited)

Years
Marketing-based	7
Technology-based	4 - 10
Customer-based	7 - 16
Trademark-based	4
Workforce-based	10
m)    Goodwill
Goodwill represents the excess of the purchase price of acquired business over the fair value of the underlying net tangible and intangible assets. The Company performed its annual impairment review of goodwill on October 1 of each year, and when a triggering event occurs between annual impairment tests.
In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine if it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount, including goodwill, or bypass the qualitative assessment and proceed directly to the quantitative impairment test in accordance with ASC 350-20-35, as amended by Accounting Standards Update (“ASU”) 2017-04, to determine if the fair value of the reporting unit exceeds its carrying amount. If the fair value is determined to be less than the carrying value, an impairment charge is recorded for the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. Refer to Note 6 for more information.
n)    Impairment of Long-Lived Assets
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value. No impairment loss was recognized during the three months ended March 31, 2022 and 2021.
o)    Amounts Due to Related Parties
In the ordinary course of business, the Company has and expects to continue to have transactions with its stockholders and affiliates. Refer to Note 11 for more information.
p)    Concentration of Risk
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
As of March 31, 2022 and December 31, 2021, no single issuer represented more than 10% of the Company’s marketable securities.
The Company’s customers are primarily in the receivables management, tele-sales and customer care industries. During the three months ended March 31, 2022 and 2021, substantially all the Company’s revenue was generated in the United States. For the three months ended March 31, 2022 and 2021, the Company did not have any customers that individually represented 10% or more of the Company’s total revenue or whose accounts receivable balance at March 31, 2022 and December 31, 2021 individually represented 10% or more of the Company’s total accounts receivable.
Concentration of Supplier Risk
The Company relies on third parties for telecommunication, bandwidth, and co-location services that are included in cost of revenue.
As of March 31, 2022, two vendors accounted for approximately 41% of the Company’s total accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at March 31, 2022. At December 31, 2021, one vendor accounted for

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
approximately 43% of the Company’s total accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at December 31, 2021. The Company believes there could be a material impact on future operating results should a relationship with an existing significant supplier cease.
q)    Revenue Recognition
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
r)    Costs to Obtain Customer Contracts (Deferred Sales Commissions)
Sales commissions are paid for initial contracts and expansions of existing customer contracts. Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which the Company has estimated to be five years. The Company determined the period of benefit by taking into consideration the length of the Company’s customer contracts, the customer attrition rate, the life of the technology provided and other factors. Amortization expense is recorded in sales and marketing expense within the Company’s consolidated statements of operations and comprehensive loss. Amortization expense for the three months ended March 31, 2022 and 2021 was approximately $0.7 million and $0.4 million, respectively. No impairment loss was recognized during the three months ended March 31, 2022 and 2021.
s)    Advertising
The Company expenses non-direct response advertising costs as they are incurred. There were no advertising costs capitalized during the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022 and 2021, advertising expense was approximately $0.6 million and $0.1 million, respectively. Advertising expense is included under sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.
t)    Research and Development Costs
Research and development costs not related to the development of internal use software are charged to operations as incurred. Research and development expenses primarily include payroll and employee benefits, consulting services, travel, and software and support costs.
u)    Software Development Costs
The Company capitalizes costs of materials, consultants, payroll, and payroll-related costs of employees incurred in developing internal-use software after certain capitalization criteria are met and includes these costs in the computer software. Refer to Note 5 for additional information. Software development costs are expensed as incurred until preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. To date, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations and comprehensive loss. There were no capitalized software development costs related to internal-use software during the three months ended March 31, 2022 and 2021.
v)    Income Taxes
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
w)    Stock-Based Compensation
The Company measures compensation expense for stock awards granted to employees and nonemployees in accordance with ASC 718, Compensation—Stock Compensation. Stock-based compensation is measured at fair value on grant date. The Company estimates the grant date fair value of Restricted Stock Units (“RSUs”) awards under the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) by using the closing price of the Company’s Class A common stock on Nasdaq on the measurement date. The Company estimates the grant date fair value of Performance-based Restricted Stock Units (“PSUs”) awards under the Company’s 2021 Plan and management incentive units (“MIUs”) under the Management Incentive Unit program established by LiveVox TopCo in 2019, using the Monte Carlo simulation. Monte Carlo simulation is a widely accepted approach for financial instruments with path dependencies. The Company classified MIUs, RSUs and PSUs as equity awards at the grant date, and reassesses the liability versus equity treatment on a quarterly basis for any changes that have occurred during the period that may result in a reclassification. Equity-classified awards are recognized as stock-based compensation expense over an employee’s requisite service period or a nonemployee’s vesting period on the basis of the grant date fair value. Generally, the Company issues stock awards with service-based and/or market-based vesting conditions. For awards with only service-based vesting conditions (e.g., MIUs and RSUs), the Company records stock-based compensation expense using the straight-line method. For awards with market-based vesting conditions (e.g., PSUs), the Company recognizes stock-based compensation expense on a tranche-by-tranche basis (i.e., the accelerated attribution method). For awards issued to nonemployees, the Company recognizes stock-based compensation expense as the goods are received or services are performed. The Company elects to account for forfeitures as they occur, rather than making estimates of future forfeitures.
Please see Note 15 for further detail about stock-based compensation expenses related to MIUs under the Management Incentive Unit program, and RSUs and PSUs under the 2021 Plan.
x)    Acquisitions
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
y)    Public and Forward Purchase Warrants
Prior to the Merger, Crescent issued 7,000,000 private placement warrants (“Private Warrants”) and 12,499,995 public warrants (“Public Warrants”) at the close of Crescent’s initial public offering (“IPO”) on March 7, 2019. As an incentive for LiveVox to enter into the Merger Agreement, pursuant to the Sponsor Support Agreement dated January 13, 2021, Crescent’s sponsor agreed to the cancellation of all of the Private Warrants prior to the Closing Date. In addition, 833,333 Forward Purchase Warrants (“Forward Purchase Warrants”) were issued pursuant to the Forward Purchase Agreement dated January 13, 2021 between Crescent and Old LiveVox. The 12,499,995 Public Warrants and the 833,333 Forward Purchase Warrants (collectively, the “Warrants”) remain outstanding after the Merger. Each whole Warrant entitles the holder to purchase one share of the Company’s

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
Class A common stock at a price of $11.50 per share, subject to adjustments. The Warrants are exercisable at any time prior to June 18, 2026. See Note 12 for further information on stock warrants.
Upon consummation of the Merger, the Company concluded that (a) the Public Warrants meet the derivative scope exception for contracts in the Company’s own stock and are recorded in stockholders’ equity and (b) the Forward Purchase Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Forward Purchase Warrants contain provisions that cause the settlement amounts to be dependent upon the characteristics of the holder of the Warrant which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Forward Purchase Warrants are not considered indexed to the Company’s stock and should be classified as a liability. Since the Forward Purchase Warrants meet the definition of a derivative, the Company recorded the Forward Purchase Warrants as liabilities on the consolidated balance sheets at fair value upon the Merger, with an offsetting entry to additional paid-in capital. The gain or loss resulting from decrease or increase in the fair value of the Forward Purchase Warrants in the subsequent periods are recognized in the consolidated statements of operations and comprehensive loss. The fair value of the Forward Purchase Warrants was measured using the Black-Scholes option-pricing model at each measurement date. See Note 19 for further information on fair value.
z)    Recently Adopted Accounting Pronouncements
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2022.
aa)    Recently Issued Accounting Pronouncements
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments—Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU No. 2019- 04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, which permits an entity, upon adoption of ASU 2016-13, to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets measured at amortized cost basis. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which changes the effective dates for Topic 326 to give implementation relief to certain types of entities. In November 2019, the FASB issued ASU No. 2019- 11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which includes various narrow-scope improvements and clarifications. In March 2020, the FASB issued ASU No. 2020- 03, Codification Improvements to Financial Instruments, which clarifies and improves certain financial instruments guidance. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. The guidance is to be adopted on a modified retrospective basis. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements and plans to adopt this standard effective January 1, 2023.
ASU No. 2019-12, Income Taxes (Topic 740)
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as hybrid tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of legal entities not subject to tax, intraperiod tax allocation exception to incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax law, year-to-date loss limitation in interim-period tax accounting, income statement presentation of tax benefits of tax-deductible dividends and impairment of investment in qualified affordable housing projects accounted for under

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
the equity method. The guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the guidance is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The guidance has various elements and different transition methods (retrospective, modified-retrospective, or prospective) which are applied based on the nature of the elements. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements and will adopt this standard on December 31, 2022.
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

3.    Revenue
Contract Balance
The following table provides information about accounts receivable, net, and contract liabilities from contracts with customers. The Company did not have any contract assets as of March 31, 2022 or December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable, net	$19,441	$20,128
Contract liabilities, current (deferred revenue)	1,329	1,307
Contract liabilities, non-current (deferred revenue)	418	456
Changes in the contract liabilities balances are as follows (dollars in thousands):

	March 31, 2022	December 31, 2021	$ Change
Contract liabilities (deferred revenue)	$1,747	$1,763	$(16)
The decrease in deferred revenue was due to billings in advance of performance obligations being satisfied, net of revenue recognized for services rendered during the period. Revenue of $0.5 million and $0.6 million was recognized during the three months ended March 31, 2022 and 2021, which was included in the deferred revenue balance at the beginning of the period.
Remaining Performance Obligations
Remaining performance obligations represent the contracted minimum usage commitments and do not include an estimate of additional usage in excess of contractual minimum commitments. The Company’s contract terms typically range from one to three years. Revenue as of March 31, 2022 that has not yet been recognized was approximately $157.9 million, of which $79.6 million and $78.3 million is expected to be recognized as revenue within one year and beyond one year, respectively. As of March 31, 2022, the Company expects to recognize revenue on the remaining performance obligations over the next 63 months.
4.    Marketable Securities

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
As of March 31, 2022 and December 31, 2021, the Company designated all marketable securities as debt securities and classified them as AFS. There were no transfers of debt securities between AFS, HTM and trading categories during the three months ended March 31, 2022 and 2021.
The following table presents the amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities at March 31, 2022 aggregated by major security type (dollars in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. corporate securities	$39,192	$—	$(858)	$38,334
U.S. government securities	2,998	—	(14)	2,984
Asset-backed securities	6,196	—	(167)	6,029
Other debt securities	746	—	(26)	720
Total available for sale securities	49,132	—	(1,065)	48,067
Total debt securities	$49,132	$—	$(1,065)	$48,067

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

The following table presents the amortized cost and fair value of the Company’s debt securities by contractual maturities at March 31, 2022 (dollars in thousands):

As of March 31, 2022	Amortized Cost	Fair Value
Due in one year or less	$12,187	$12,105
Due after one year through five years	36,945	35,962
Total available for sale securities	49,132	48,067
Total debt securities	$49,132	$48,067

Refer to Note 19 for additional information regarding the fair value measurements of the Company’s marketable securities.
Proceeds from sales of debt securities and the associated gains and losses realized in earnings during the three months ended March 31, 2022 and 2021 are listed below (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2022	2021
Available for sale debt securities:
Proceeds from sales of debt securities	$1,515	$—

Gross realized gains	$—	$—
Gross realized losses	(10)	—
Net realized losses	$(10)	$—

The Company has reviewed 82 individual debt securities in unrealized loss positions at March 31, 2022 to determine whether a decline in fair value below the amortized cost is other than temporary. The Company does not intend to sell these debt securities and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases. The Company then assessed whether the entire amortized cost bases of these debt securities will be recovered. As the present value of future cash flows discounted using the effective interest rate at the date these debt securities were acquired was equal to or greater than the amortized cost basis of these debt securities, the Company did not consider any debt securities to be impaired at March 31, 2022.
The following table presents the fair value and unrealized losses of the Company’s debt securities that are in unrealized loss positions and for which an OTTI has not been recognized in earnings at March 31, 2022 (dollars in thousands):

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For 12 Months Or Longer
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. corporate securities	$38,334	$(858)	$—	$—
U.S. government securities	2,984	(14)	—	—
Asset-backed securities	6,029	(167)	—	—
Other debt securities	720	(26)	—	—
Total available for sale securities	48,067	(1,065)	—	—
Total debt securities	$48,067	$(1,065)	$—	$—

At December 31, 2021, the Company has determined that the unrealized losses were temporary in nature and did not consider any debt securities to be OTTI.
The following table presents the fair value and unrealized losses of the Company’s debt securities that are in an unrealized loss position and for which an OTTI has not been recognized in earnings at December 31, 2021 (dollars in thousands):

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

5.    Property and Equipment
Property and equipment consisted of the following at March 31, 2022 and December 31, 2021 (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	March 31, 2022	December 31, 2021
Computer software	$1,253	$1,253
Computer equipment	9,156	9,063
Furniture and fixtures	1,248	1,181
Leasehold improvements	1,890	1,478
Total	13,547	12,975
Less: accumulated depreciation and amortization	(10,258)	(9,965)
Property and equipment, net	$3,289	$3,010

Depreciation and amortization expense for property and equipment for the three months ended March 31, 2022 and 2021 totaled $0.3 million and $0.5 million, respectively. Amortization of computer software charged to operations for the three months ended March 31, 2022 and 2021 was immaterial and $0.1 million, respectively, and is included in depreciation expense.

6.    Goodwill and Identified Intangible Assets
Goodwill
Goodwill was recorded as a result of the acquisition of the Company in 2014 by funds affiliated with Golden Gate Capital and the acquisitions made by the Company in 2019 of Teckst Inc. and SpeechIQ LLC.
Subsequent to the annual impairment test completed during the fourth quarter of 2021, the Company believes there have been no triggering events that would require an impairment review of goodwill outside of the required annual impairment review. No impairment charges were recorded during the three months ended March 31, 2022 and 2021.
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2022 or the year ended December 31, 2021.

Identified Intangible Assets
Intangible assets were acquired in connection with the acquisition of the Company in March 2014 by Golden Gate Capital, and the Company’s acquisition of Teckst Inc., SpeechIQ LLC and BusinessPhone in October 2019, December 2019, and February 2021, respectively.
Amortization expense related to the Company’s identified intangible assets was $1.1 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively. On the face of the consolidated statements of operations and comprehensive loss the amortization of technology-based intangible assets is included within cost of revenue, the amortization of marketing-based and customer-based intangible assets are included within sales and marketing expense, and the amortization of the acquired workforce is included within cost of revenue and research and development expense.
Identified intangible assets consisted of the following at March 31, 2022 (dollars in thousands):

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Remaining Life (In Years)
Marketing-based	$1,400	$(1,272)	$128	1.71
Technology-based	18,300	(16,317)	1,983	1.98
Customer-based	27,700	(11,025)	16,675	8.12
Workforce-based	380	(43)	337	8.85
	$47,780	$(28,657)	$19,123
Identified intangible assets consisted of the following at December 31, 2021 (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Remaining Life (In Years)
Marketing-based	$1,400	$(1,253)	$147	1.96
Technology-based	18,300	(15,791)	2,509	2.01
Customer-based	27,700	(10,506)	17,194	8.37
Workforce-based	380	(35)	345	9.10
	$47,780	$(27,585)	$20,195
Future amortization of identified intangible assets at March 31, 2022 is shown below (dollars in thousands):

As of March 31, 2022	Amount
Remaining 2022	$2,407
2023	3,189
2024	2,328
2025	2,114
2026	2,096
2027 and beyond	6,989
Total future identified intangible asset amortization	$19,123

7.    Accrued Expenses
Accrued expenses consisted of the following at March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Accrued bonuses	$1,496	$3,580
Accrued paid time off	3,036	2,802
Accrued commissions	1,797	2,748
Other accrued expenses	3,810	4,725
Total accrued expenses	$10,139	$13,855

8.    Leases
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
The components of lease expenses were as follows (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$520	$468
Finance lease cost:
Amortization of right-of-use assets	$4	$114
Interest on lease liabilities	1	7
Total finance lease cost	$5	$121
Supplemental cash flow information related to leases was as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$565	$435
Financing cash used in finance leases	7	150
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$2,637
Finance leases	—	—
Supplemental balance sheet information related to leases was as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$5,058	$5,483
Operating lease liabilities:
Operating lease liabilities—current	$1,886	$1,946
Operating lease liabilities—less current portion	3,642	4,046
Total operating lease liabilities	$5,528	$5,992
Finance Leases
Property and equipment, gross	$2,182	$2,182
Less: accumulated depreciation and amortization	(2,104)	(1,621)
Property and equipment, net	$78	$561
Finance lease liabilities:
Finance lease liabilities—current	$27	$26
Finance lease liabilities—less current portion	5	11
Total finance lease liabilities	$32	$37
Weighted average remaining terms were as follows:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term
Operating Leases	3.39 years	3.58 years
Finance Leases	1.42 years	1.67 years
Weighted average discount rates were as follows:

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	March 31, 2022	December 31, 2021
Weighted average discount rate
Operating Leases	8.2%	8.1%
Finance Leases	7.5%	7.5%
Maturities of lease liabilities were as follows (dollars in thousands):

As of March 31, 2022	Operating Leases	Finance Leases
Remaining 2022	$1,727	$21
2023	1,870	12
2024	1,157	—
2025	985	—
2026	303	—
2027 and beyond	124	—
Total lease payments	6,166	33
Less: imputed interest	(638)	(1)
Total	$5,528	$32
As of March 31, 2022, the Company had one operating lease which was executed but not yet commenced related to the furniture and facility improvements for the office located in Medellin, Colombia which LiveVox Colombia SAS leases. The lease liability and right-of-use asset were not recorded in the consolidated balance sheets as of March 31, 2022. This lease contains undiscounted future lease payments, which is not included in the table above, totaling approximately $0.8 million and has a lease term of 5 years commencing on April 1, 2022.

9.    Borrowings Under Term Loan and Line of Credit
At March 31, 2022 and December 31, 2021, term loan borrowings were as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Total term loan obligations	$54,906	$55,020
Less: current portion of term loan	(561)	(561)
Long-term term loan obligations	$54,345	$54,459
The Company entered into a term loan and revolving credit facility with PNC Bank on November 7, 2016 (as amended, the “Credit Facility”), which has been amended several times, more recently as of August 2, 2021. The Credit Facility provides for a $57.6 million term loan, a $5.0 million line of credit and a $1.5 million letter of credit sub-facility. The term loan is due December 31, 2025. Term loan repayments made by the Company totaled $0.1 million and $0.4 million during the three months ended March 31, 2022 and 2021, respectively.
The Company accounts for previously deferred original issue discount and loan fees in the amount of $0.3 million related to the original Credit Facility dated November 7, 2016, first amendment to the Credit Facility dated February 28, 2018, and third amendment to Credit Facility dated December 16, 2019, and the additional original issue discount in the amount of $0.2 million related to the seventh amendment to Credit Facility dated August 2, 2021 by amortizing and recording to interest expense over the remaining term of the amended Credit Facility using the effective interest method. Third party loan fees totaling $0.1 million associated with the $13.9 million increase of the term loan related to the third amendment to Credit Facility are expensed upon close of the loan. Total unamortized loan costs associated with the term loan totaled $0.4 million and $0.4 million at March 31, 2022 and December 31, 2021, respectively and are recorded within term loan, net of current.
The Company was in compliance with all debt covenants at March 31, 2022 and December 31, 2021 and was in compliance with all debt covenants as of the date of issuance of these consolidated financial statements. There was no unused borrowing

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
capacity under the term loan portion of the Credit Facility at March 31, 2022 or December 31, 2021. There were no amounts outstanding under the revolving portion of the Credit Facility as of March 31, 2022 or December 31, 2021.
Aggregate principal maturities of the term loan as of March 31, 2022 was as follows (dollars in thousands):

As of March 31, 2022	Amount to Mature
Remaining 2022	$421
2023	982
2024	1,753
2025	52,157
Total	$55,313
The net carrying amount of the liability component of the term loan was as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Principal	$55,313	$55,454
Unamortized issuance costs	(407)	(434)
Net carrying amount	$54,906	$55,020

10.    Letters of Credit
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
On February 11, 2022, the Company established an irrevocable standby letter of credit in the amount of $0.3 million using a sub-facility under the Credit Facility, to serve as a guarantee in connection with the buildout of the office that LiveVox Colombia SAS leases in Medellin, Colombia. The standby letter of credit expires one year from the issuance date.

11.    Related Party Transactions
The Company pays monthly board of director fees plus reimbursement of expenses incurred on behalf of the Company to members of the Company’s board of directors. During the three months ended March 31, 2022, board of director fees totaled $0.2 million and expense reimbursements were immaterial. The Company also granted RSUs to directors under the 2021 Plan. During the three months ended March 31, 2022, stock-based compensation expense relating to the RSU awards to the board of directors totaled $0.1 million. As of March 31, 2022, the unpaid balance of board of director fees due to related parties was immaterial. During the three months ended March 31, 2021, board of director fees totaled $0.1 million and there were no expense reimbursements. As of December 31, 2021, the unpaid balance of board of director fees due to related parties was immaterial.
Prior to the closing of the Merger on June 18, 2021, Old LiveVox paid quarterly management fees plus reimbursement of expenses incurred on behalf of Old LiveVox to funds affiliated with Golden Gate Capital, its majority shareholder pre-Merger. During the three months ended March 31, 2021, management fees totaled $0.1 million and expense reimbursements were immaterial. The payment of management fees and reimbursement of expenses to funds affiliated with Golden Gate Capital has been discontinued since the Merger. There were no management fees or expense reimbursements during the three months ended March 31, 2022, and no unpaid balance as of March 31, 2022 or December 31, 2021.
There were no related party accounts receivable as of March 31, 2022 or December 31, 2021.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

12.    Stock Warrants
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
The Forward Purchase Warrants and the shares of Class A common stock issuable upon the exercise of the Forward Purchase Warrants are transferable, assignable and salable, subject to certain limited exceptions. Additionally, the Forward Purchase Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Forward Purchase Warrants are held by someone other than the initial purchasers or their permitted transferees then such Warrants will be redeemable by the Company and exercisable by the warrant holders on the same basis as the Public Warrants.
As of March 31, 2022, there were 13,333,328 Warrants outstanding, and no Warrants have been exercised.

13.    Stockholders’ Equity
Common Stock
On June 22, 2021, the Company’s Class A common stock, publicly traded warrants and publicly traded units began trading on Nasdaq under the ticker symbols “LVOX”, “LVOXW” and “LVOXU,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022, the Company had 90,696,977 shares of Class A common stock issued and outstanding (98,240,727 shares of common stock, less 7,543,750 of which are held in an escrow account to be released only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021 (the “Escrowed Shares”)). As of December 31, 2021, 500,000,000 shares of Class A common stock were authorized, and 90,696,977 shares were issued and outstanding (98,240,727 shares of common stock, less 7,543,750 Escrowed Shares).
The accumulated other comprehensive loss and accumulated deficit are included in stockholders’ equity. At March 31, 2022 and December 31, 2021, the accumulated other comprehensive loss totaled $1.4 million and $0.5 million, respectively. The Company’s accumulated deficit totaled $141.0 million and $128.0 million at March 31, 2022 and December 31, 2021, respectively.
Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share. As of March 31, 2022, no shares of LiveVox preferred stock were issued and outstanding. As of December 31, 2021, 25,000,000 shares of preferred stock were authorized, and no shares of preferred stock were issued and outstanding.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
14.    Analysis of the Changes in Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets includes foreign currency translation items associated with the Company’s foreign operations, and unrealized gain or loss on the Company's marketable securities available for sale. Following is an analysis of the changes in accumulated other comprehensive loss, net of applicable taxes, at March 31, 2022 and 2021 (dollars in thousands):

	March 31, 2021
	Foreign currency translation adjustment	Net unrealized loss on marketable securities	Total accumulated other comprehensive loss
Balance, beginning of period	$(206)	$—	$(206)
Other comprehensive income	39	—	39
Balance, end of period	$(167)	$—	$(167)

	March 31, 2022
	Foreign currency translation adjustment	Net unrealized loss on marketable securities	Total accumulated other comprehensive loss
Balance, beginning of period	$(300)	$(177)	$(477)
Other comprehensive loss	(49)	(888)	(937)
Balance, end of period	$(349)	$(1,065)	$(1,414)

Components of other comprehensive income (loss) and related taxes for the three months ended March 31, 2022 and 2021 are as follows (dollars in thousands):

	Three Months Ended March 31,
	2022			2021
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Foreign currency translation adjustment	$(47)	$2	$(49)	$39	$—	$39
Net unrealized loss on marketable securities	(851)	37	(888)	—	—	—
Total other comprehensive income (loss)	$(898)	$39	$(937)	$39	$—	$39

The amount of net realized loss on sale of marketable securities that has been previously included as net unrealized loss in other comprehensive income (loss) and then reclassified out of other comprehensive income (loss) into earnings during the three months ended March 31, 2022 is immaterial. There was no reclassification during the three months ended March 31, 2021.

15.    Stock-Based Compensation
Management Incentive Units
During 2019, LiveVox TopCo established a Management Incentive Unit program whereby the LiveVox TopCo board of directors has the power and discretion to approve the issuance of Class B Units of LiveVox TopCo that represent MIUs to any manager, director, employee, officer or consultant of the Company or its subsidiaries. Vesting begins on the date of issuance, and the MIUs vest ratably over five years with 20% of the MIUs vesting on each anniversary of a specified vesting commencement date, subject to the grantee’s continued employment with the Company on the applicable vesting date. Vesting of the MIUs will accelerate upon consummation of a “sale of the company”, which is defined by the LiveVox TopCo limited liability company agreement.
The Company records stock-based compensation expense for the issued and outstanding MIUs based on the service condition on a straight-line basis over the requisite service period of five years, reduced for actual forfeited MIUs. Stock-based compensation

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
expense for MIUs is measured based on the grant date fair value of the award estimated by using a Monte Carlo simulation. The weighted average assumptions (weighted by relative grant date fair value) used in the Monte Carlo simulation to value MIUs during the periods presented are as follows:

	March 31, 2022	December 31, 2021
Holding period	2.00 years	2.00 years
Volatility	45.0%	45.0%
Discount for lack of marketability	28.0%	28.0%
Risk-free rate	1.6%	1.6%
MIU activities for the three months ended March 31, 2022 are summarized as follows (in thousands, except for per share data):

	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (1)
Outstanding at December 31, 2021	2,814	$0.79
Granted	—	—
Vested	(704)	0.79
Forfeited	—	—
Outstanding at March 31, 2022	2,110	$0.79	1.31 years
(1) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.

2021 Equity Incentive Plan
On June 16, 2021, the stockholders of the Company approved the 2021 Plan, which became effective upon the closing of the Merger on June 18, 2021. As of March 31, 2022, the number of shares reserved for issuance is 14,682,036. The Company grants RSUs and PSUs to employees, executive officers, directors, and consultants of the Company.
On February 11, 2022, the board of directors granted RSUs and PSUs to the Company’s Chief Legal Officer (the “CLO”). The vesting of the time-based component of the RSUs and PSUs associated with the first vesting date (i.e., 25% of the RSUs and PSUs) can be accelerated if the CLO is involuntarily terminated for any reason other than Cause (as defined in the Award Agreements) before November 8, 2022. As of the grant date, the Company determined that it was probable that the vesting period for the entire award would be achieved, and it was not probable that an involuntary termination would occur during the first time-vesting period. Therefore, the grant-date fair values of the CLO’s RSU and PSU awards are recognized over his requisite service period.
Restricted Stock Units
RSUs are subject to service conditions only. Stock-based compensation expense for RSUs issued to employees is recognized on a straight-line basis over the vesting period for the entire award, reduced for actual forfeited RSUs. Stock-based compensation expense for RSUs issued to nonemployees is recognized as the goods are received or services are performed. The fair value of the RSUs is estimated by using the closing price of the Company’s Class A common stock on Nasdaq on the measurement date. As of March 31, 2022, all RSUs granted to employees and nonemployees are classified as equity.
RSU activities for the three months ended March 31, 2022 are summarized as follows (in thousands, except for per share data):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Equity-classified RSUs - employee (1)
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (2)
Outstanding at December 31, 2021	4,962	$6.44
Granted	599	4.75
Vested	—	—
Forfeited	(101)	6.26
Outstanding at March 31, 2022	5,460	$6.26	1.65 years
(1) Represents awards granted to employees, executive officers and directors of the Company. Nonemployee directors acting in their role as members of a board of directors are treated as employees if (a) those directors were elected by the Company’s shareholders and (b) the awards granted to nonemployee directors are for their services as directors but not for other services.
(2) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.

	Equity-classified RSUs - nonemployee (1)
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (2)
Outstanding at December 31, 2021	20	$6.51
Granted	2	4.94
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2022	22	$6.34	1.44 years
(1) Represents awards granted to consultants of the Company.
(2) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.
Performance-Based Restricted Stock Units
PSUs vest either based on the achievement of predetermined market conditions or based on both service and market conditions. The Company recognizes stock-based compensation expense for PSUs on a tranche-by-tranche basis (i.e., the accelerated attribution method) over an employee’s requisite service period, which is the longer of the time-vesting period or the derived service period inferred from the valuation model. As of March 31, 2022, all PSUs granted to employees are classified as equity, and stock-based compensation expense of equity-classified PSUs is recognized provided that the good is delivered or the service is rendered, regardless of when, if ever, the market conditions are satisfied.
The Company estimates the fair value of the PSUs at each measurement date by using a Monte Carlo simulation. The weighted average assumptions (weighted by relative grant date fair value) used in the Monte Carlo simulation to value PSUs granted during the periods presented are as follows:

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	March 31, 2022	December 31, 2021
Stock price	$4.94	$6.13
Measurement period	30.00 years	30.00 years
Expected volatility	47.50%	47.50%
Risk-free rate	2.24%	1.89%
Vesting hurdle 1	$12.50	$12.50
Vesting hurdle 2	$15.00	$15.00
Vesting hurdle 3	$17.00	$17.50
PSU activities for the three months ended March 31, 2022 are summarized as follows (in thousands, except for per share data):

	Equity-classified PSUs - employee (1)
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (2)
Outstanding at December 31, 2021	1,612	$6.50
Granted	125	4.94
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2022	1,737	$6.39	10.67 years
(1) Represents awards granted to employees and executive officers of the Company.
(2) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.

Stock-Based Compensation Expense
The following tables present the Company's stock-based compensation expense by financial statement line and by award type for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$312	$15
Sales and marketing expense	607	28
General and administrative expense	660	68
Research and development expense	900	28
Total stock-based compensation	$2,479	$139

	Three Months Ended March 31,
	2022	2021
Equity-classified awards:
MIUs	$139	$139
RSUs - employee	2,067	—
RSUs - nonemployee	9	—
PSUs - employee	264	—
Total equity-classified awards	2,479	139
Total stock-based compensation	$2,479	$139

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
As of March 31, 2022, unrecognized stock-based compensation expense related to nonvested awards by award type and their expected weighted-average recognition periods are summarized in the following table (dollars in thousands):

	Unrecognized Stock-based Compensation Expense	Weighted-average Recognition Period (1)
Equity-classified awards:
MIUs	$1,529	2.75 years
RSUs - employee	29,166	3.33 years
RSUs - nonemployee	119	3.22 years
PSUs - employee	10,450	10.67 years
Total equity-classified awards	41,264
Total unrecognized stock-based compensation	$41,264
(1) The weighted-average recognition period is calculated as the sum of the weighted remaining period to recognize expense for nonvested awards divided by the sum of the shares that are expected to vest for all awards that have not vested or expired by the end of the reporting period. For awards for which the straight-line method is used for expense recognition, the remaining recognition period is the amount of time between the end of the reporting period and the end of the entire award. For awards for which the accelerated attribution method is used for expense recognition, the remaining recognition period is the amount of time between the end of the reporting period and the end of each separately vesting portion of the award.

16.    Geographic Information
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by geographic area for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$29,550	$26,430
Americas (excluding United States)	1,052	651
Asia	1,458	842
Europe	33	22
Total revenue	$32,093	$27,945
Property and Equipment
The following table summarizes total property and equipment, net in the respective locations at March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
United States	$1,856	$1,989
Americas (excluding United States)	471	367
Asia	962	654
Property and equipment, net	$3,289	$3,010
The geographical location of the Company’s customers affects the nature, amount, timing and uncertainty of revenue and cash flows due to the potential for unfavorable and uncertain regulatory, political, economic and tax conditions. These uncertainties can impact the amount of revenue recognized through price adjustments and uncertainty of cash flows that may arise due to local regulations.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
17.    Income Taxes
The effective tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific discrete events, if any, are recorded in the interim period in which they occur. The annual effective tax rate is based upon several significant estimates and judgments, including the estimated annual pre-tax income of the Company in each tax jurisdiction in which it operates, and the development of tax planning strategies during the year. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In addition, the Company’s tax expense can be impacted by changes in tax rates or laws and other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.
The provision for income taxes was $0.5 million and immaterial for the three months ended March 31, 2022 and 2021, respectively. The provision for income taxes for the three months ended March 31, 2022 and 2021 consisted primarily of foreign and state income taxes.
The effective tax rates were (4.37)% and (0.92)% for the three months ended March 31, 2022 and 2021, respectively. The change in the effective tax rate for the three months ended March 31, 2022, relative to 2021, was primarily attributable to an increase in foreign taxes and certain nondeductible expense.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, India and Colombia. The tax returns are subject to statutes of limitations that vary by jurisdiction. At March 31, 2022, the Company remains subject to U.S. and certain state income tax examinations for tax years 2018 through 2021, and in certain other states for tax years 2017 through 2021. However, due to the Company’s net operating loss carryforwards in various jurisdictions, tax authorities have the ability to adjust carryforwards related to closed years.

18.    Retirement Benefit Plan
The Company amended its existing 401(k) plan (the “Plan”) effective on July 1, 2018. The amended Plan covers eligible employees immediately upon employment with the Company. Participants may contribute up to a maximum percentage of their annual compensation to the Plan as determined by the Company limited to the maximum annual amount set by the Internal Revenue Service. The Plan provides for traditional tax-deferred and Roth 401(k) contribution options. Prior to the Plan amendment, the Company did not provide a matching contribution. The Company began matching fifty percent of the employee contribution up to a maximum of $200 per pay period, limited to $4,800 annually, upon adoption of the Plan. One hundred percent of the employer match vests immediately. The Company made matching contributions totaling $0.3 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively.

19.    Fair Value Measurement
The following table sets forth the fair value of the Company’s assets and liabilities at March 31, 2022 (dollars in thousands):

	Level 1	Level 2	Level 3	Totals
Cash and cash equivalents	$32,092	$—	$—	$32,092
Restricted cash	100	—	—	100
Marketable securities	—	48,067	—	48,067
Total assets	$32,192	$48,067	$—	$80,259

Term loan	$—	$54,906	$—	$54,906
Finance lease obligations	—	32	—	32
Warrant liability—Forward Purchase Warrants	—	—	375	375
Total liabilities	$—	$54,938	$375	$55,313
The following table sets forth the fair value of the Company’s assets and liabilities at December 31, 2021 (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
Cash and cash equivalents	$47,217	$—	$—	$47,217
Restricted cash	100	—	—	100
Marketable securities	—	49,374	—	49,374
Total assets	$47,317	$49,374	$—	$96,691

Term loan	$—	$55,020	$—	$55,020
Finance lease obligations	—	37	—	37
Warrant liability—Forward Purchase Warrants	—	—	767	767
Total liabilities	$—	$55,057	$767	$55,824
Level 1 and Level 2 of the Fair Value Hierarchy
As of March 31, 2022 and December 31, 2021, the carrying amounts of the Company’s cash, cash equivalents and restricted cash approximate their fair values due to their short maturities and have been classified as Level 1 of the fair value hierarchy. The fair value of the term loan and finance lease obligations approximates their carrying value. The fair value is determined based on observable inputs on the price of the term loan in the market and has been classified as Level 2 of the fair value hierarchy. The fair value of the Company’s AFS debt securities is determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers and has been classified as Level 2 of the fair value hierarchy. Refer to Note 4 for additional information regarding the fair value of the Company’s marketable securities.
Level 3 of the Fair Value Hierarchy
The Company’s liability related to the Forward Purchase Warrants is measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. There were no other assets or liabilities measured at fair value on a recurring basis at March 31, 2022 or December 31, 2021.
Warrant liability—Forward Purchase Warrants
As discussed in Note 2(y), 833,333 Forward Purchase Warrants were issued pursuant to the Forward Purchase Agreement dated January 13, 2021 between Crescent and Old LiveVox. Upon consummation of the Merger, the Company concluded that the Forward Purchase Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. The Forward Purchase Warrants are classified as Level 3 fair value measurement. The Company employed a Black-Scholes option pricing model specific to the contractual terms of the Forward Purchase Warrants to determine their fair value at each reporting period, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss. Inherent in the options pricing model are assumptions related to current stock price, exercise price, expected share price volatility, expected life, risk-free interest rate and dividend yield. The stock price is based on the closing price of the Company’s Class A common stock on Nasdaq as of the valuation date. The exercise price is based on the terms of the warrant agreement. The volatility input is estimated using the implied volatility of the Public Warrants and the volatility of the Company’s peer companies. The expected life of the Forward Purchase Warrants is based on the time from valuation date to the contractual expiration date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected five-year term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Future change in these assumptions could result in a material change to the fair value of the Forward Purchase Warrants, and such changes will be recorded in the consolidated statements of operations and comprehensive loss.
The following table provides quantitative information regarding assumptions used in the Black Scholes option-pricing model to determine the fair value of the Forward Purchase Warrants:

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	March 31, 2022	December 31, 2021
Stock price	$3.02	$5.15
Exercise price	$11.50	$11.50
Contractual term	4.20 years	4.50 years
Expected volatility	57.50%	47.50%
Risk-free rate	2.40%	1.20%
Dividend yield	0.00%	0.00%
Changes in the Level 3 Fair Value Measurement
The changes in fair value of the Level 3 liabilities are as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Balance, beginning of period	$767	$286
VCIP/OBIP payments	—	(286)
Closing-date fair value of warrant liability	—	2,008
Changes in fair value of warrant liability	(392)	(1,241)
Balance, end of period	$375	$767
During the three months ended March 31, 2022, the gain recognized due to decrease in the fair value of warrant liability was $0.4 million and was recorded within other income (expense), net in the consolidated statements of operations and comprehensive loss. There was no gain or loss recognized due to change in the fair value during the three months ended March 31, 2021.

20.    Basic and Diluted Loss Per Share
As discussed in Note 2(a), the shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger. As a result of the Merger, the Company has retrospectively adjusted the weighted-average number of shares of common stock outstanding prior to June 18, 2021 by multiplying them by the exchange ratio of 66,637 used to determine the number of shares of Class A common stock into which they converted.
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
The computation of loss per share and weighted average shares of the Company’s common stock outstanding for the three months ended March 31, 2022 and 2021 are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Loss attributable to common stockholders—basic and diluted	$(12,987)	$(4,175)
Denominator:
Weighted average shares outstanding—basic and diluted	91,478	66,637
Loss per share:
Basic and diluted	$(0.14)	$(0.06)

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
The following outstanding common stock equivalents were either considered antidilutive or were contingently issuable upon the resolution of their contingencies, and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Earn-Out Shares (1)	5,000	—
Lock-Up Shares (2)	2,544	—
Finders Agreement Shares (3)	1,644	—
Warrants to purchase common stock	13,333	—
RSUs	5,482	—
PSUs	1,737	—
Total	29,740	—
(1) As additional consideration payable to the LiveVox Stockholder, the Company issued 5,000,000 shares of Class A common stock (the “Earn-Out Shares”) held in an escrow account to be released only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021. No contingent consideration shares were issued or released during the three months ended March 31, 2022.
(2) Represents 2,543,750 shares of converted Class A common stock held by the SPAC sponsor and certain independent directors (the “Lock-Up Shares”) immediately following the closing, which were placed in an escrow account to be subject to release only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021. No contingent consideration shares were issued or released during the three months ended March 31, 2022.
(3) Represents 1,643,750 shares of Class A common stock (the “Finders Agreement Shares”) to be issued only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021, pursuant to the terms of the Finders Agreement. No contingent consideration shares were issued during the three months ended March 31, 2022.

21.    Commitments and Contingencies
Commitments
As of March 31, 2022 and December 31, 2021, $55.3 million and $55.5 million of the term loan principal was outstanding, respectively. The term loan is due December 31, 2025. See Note 9 for more information.
Contingencies
The Company is subject to the possibility of various gain or loss contingencies arising in the ordinary course of business that will ultimately be resolved depending on future events. The Company considers the likelihood of loss or impairment of an asset, or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the consolidated financial statements, and the amount or range of loss can be reasonably estimated. Legal costs are expensed as incurred. Gain contingencies are not recognized until they are realized or realizable.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors, officers and certain employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. As of March 31, 2022 and December 31, 2021, there were no claims that the Company is aware of that could have a material effect on its consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
Litigation and Claims
From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, investigations, and litigation.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
The Company is engaged in two collection actions against former customers who defaulted in their contractual obligations. One of those customers has filed counterclaims against LiveVox, also alleging breach of contract. LiveVox is vigorously defending against these counterclaims while pursuing its own claims and believes that the counterclaims are without merit. The Company does not expect that either of the two cases will have a material adverse effect on its business operations or financial position. As of the date of issuance of these consolidated financial statements, a potential loss as a result of the aforementioned cases is neither probable nor estimable.

22.    Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.
RSU Grants
On May 5, 2022, pursuant to the Company’s 2021 Plan, the Compensation Committee of the Company approved the grant of 1,230,783 RSUs to senior executives and authorized the CEO to approve the grant of 282,053 RSUs to non-executive employees. Each RSU had a grant date fair value of $2.85. The total stock-based compensation expense of $4.3 million shall be amortized on a straight-line basis over the vesting period of four years (i.e., $1.1 million per year) into cost of revenue and operating expenses within the consolidated statements of operations and comprehensive loss.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, unless otherwise noted, the “Company,” “LiveVox,” “we,” “us,” and “our” refers to LiveVox Holdings, Inc., and its subsidiaries, collectively. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”). In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K (“Annual Report”) filed with the SEC on March 11, 2022.

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
We typically sell our products to customers under one- to three-year subscription contracts that stipulate a minimum amount of monthly usage and associated revenue with the ability for the customer to consume more usage above the minimum contract amount each month. Our subscription revenue is comprised of the minimum usage revenue under contract (which we call “contract revenue”) and amounts billed for usage above the minimum contract value (which we call “excess usage revenue”), both of which are recognized on a monthly basis following deployment to the customer. Excess usage revenue is deemed to be specific to the month in which the usage occurs, since the minimum usage commitments reset at the beginning of each month. For the three months ended March 31, 2022 and 2021, subscription revenue (i.e., contract revenue and excess usage revenue) accounted for 97.2% and 97.6%, respectively, of our total revenue with the remainder consisting of professional services and other non-recurring revenue derived from the implementation of our products.

Matters Affecting Comparability
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
In March of fiscal 2020, we began to experience softness in our excess usage revenue in relation to our contract revenue (as evidenced by the calculation of total revenue divided by contract revenue which we call the “usage multiplier”) as a result of the COVID-19 pandemic and this softness continued to persist through the end of fiscal 2021. We attribute this softness to financial stimulus packages designed to address the financial hardships of Americans brought about by the COVID-19 pandemic which allowed many of our customers in the collections industry to meet their collection goals with fewer interactions with debtors. As a result, our usage multiplier declined sequentially from the fourth quarter of fiscal 2020 to the second quarter of fiscal 2021. In the second half of fiscal 2021 our usage multiplier increased slightly over the second quarter of fiscal 2021, but remained below the first quarter of fiscal 2021. When the effects of the pandemic and the associated financial stimulus (including, but not limited to direct stimulus payments, extensions and enhancements of unemployment benefits and loan forbearances) dissipate and there is a return to growth in consumer debt relative to disposable income, we believe the usage multiplier will recover to normal historical levels. As that relationship moves towards normal historical levels, our excess usage revenue is likely to grow faster than our contract revenue. The impact of COVID-19 in the first quarter of fiscal 2022 is described under “—Usage Impacts on the First Quarter of Fiscal 2022 relative to the Fourth Quarter of Fiscal 2021—” below.

Impact of Consumer Financial Protection Bureau (CFPB) Seven Voice Attempts In Seven Days Ruling
The dialing practices of several of our larger BPOs and collection customers were constrained by Regulation F, which took effect on November 30, 2021. Regulation F governs third-party debt collectors and, among other things, limits the number of call attempts that a debt collector may make to a consumer to seven calls per account within a seven day period (sometimes referred to as “7 in 7”). Once the debt collector makes actual contact with a consumer, the debt collector may not call the consumer again about that same account for a seven-day period. Excess usage revenue in December 2021 was impacted by approximately $1.0 million as many customers conservatively changed their dialing pattern to less than 7 in 7. We have been actively presenting a best practice designed to enhance our customers’ profitability that replaces their previous behavior with a Regulation F-compliant calling regimen supplemented by best-time dial technology and/or 2 text messages per week. Sales of our Attempt Supervisor product have increased in the fourth quarter of fiscal 2021, and while we expect sales of this product to continue to increase in 2022, we continue to believe the conservative dialing behavior demonstrated by our customers immediately following the implementation of Regulation F will be replaced by behavior that optimizes the profitability of our customers in the future. We believe that our recommended best practices, if implemented, will result in higher collection results for our customers, at a lower labor cost with a slight increase in software costs. However, there can be no assurance as to when our customers will adopt our recommended Regulation F-compliant practices, if at all. For the fourth quarter of fiscal 2021, our usage multiplier was unfavorably impacted by approximately 0.04x. The impact of Regulation F rules in the first quarter of fiscal 2022 is described under “—Usage Impacts on the First Quarter of Fiscal 2022 relative to the Fourth Quarter of Fiscal 2021—” below.

Usage Impacts on the First Quarter of Fiscal 2022 relative to the Fourth Quarter of Fiscal 2021
Our business and operating results in the first quarter of fiscal 2022 were affected by a number of variables, including:
•Regulation F rules were in effect for all three months of the first quarter of fiscal 2022, relative to just the month of December in fiscal 2021. It is unclear how many customers have adopted our recommended best practices;
•Increased originations and delinquencies, which are leading indicators of the expected dissipation of the effects of the COVID-19 pandemic and the associated financial stimulus. In the first quarter of fiscal 2022, these increases have translated, and we believe will continue to translate into higher minute and digital volumes over time;
•An increase in volume during tax season as refunds improve the yield of our collections customers efforts;
•The cumulative effect of external events on the behavior of our customers, a tight labor market, increased uncertainty caused by higher inflation and the invasion of Ukraine by Russia; and
•Our mix of non-recurring and professional services revenue declined from 4% of total revenue in the fourth quarter of fiscal 2021 to 3% in the first quarter of fiscal 2022, driving a 0.01x unfavorable reduction in the multiplier.
The combined effect of these variables has unfavorably impacted our usage multiplier metric which measures the relationship between total revenue and contracted revenue. Total revenue divided by contracted revenue decreased from 1.31x in the fourth quarter of fiscal 2021 to 1.27x in the first quarter of fiscal 2022. While we can quantify the effect of product mix on the multiplier indicator, we cannot differentiate the impact of the other variables. However, our collections customers were flat sequentially, indicating that the decline was driven by our blended BPOs and customer engagement customer categories.

LiveVox’s Segments
The Company has determined that its Chief Executive Officer (“CEO”) is its chief operating decision maker. The Company’s CEO reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.

Key Operating and Non-GAAP Financial Performance Metrics
In addition to measures of financial performance presented in our consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

LTM Net Revenue Retention Rate
We believe that our LTM Net Revenue Retention Rate provides us and investors with insight into our ability to retain and grow revenue from our customers and is a meaningful measure of the long-term value of our customer relationships. We calculate LTM Net Revenue Retention Rate by dividing the recurring revenue recognized during the most recent LTM period by the recurring revenue recognized during the LTM period immediately preceding the most recent LTM period, provided, however, that recurring revenue from a customer in the most recent LTM period is excluded from the calculation if recurring revenue was not recognized from that customer in the preceding LTM period. Customers who cease using our products during the most recent LTM period are included in the calculation. For example, LTM Net Revenue Retention for the 12-month period ending March 2022 includes recurring revenue from all customers for whom revenue was recognized from April of 2020 to March of 2021 regardless of whether such customers increased, decreased, or stopped their use of our products during that period (i.e., old customers), but excludes recurring revenue from all customers who began using our services from April of 2021 to March of 2022 (i.e., new customers). We define monthly recurring revenue as recurring monthly contract and excess usage revenue, which we calculate separately from one-time, non-recurring revenue by month by customer. We consider all contract and excess usage revenue, which represents 97% of our revenue, to be recurring revenue as all of our contracts provide for a minimum commitment amount. We consider professional services revenue and one-time adjustments, which are booked on a one-time, nonrecurring basis, to be non-recurring revenue. Professional services and other one-time adjustments are generally not material to the result of the calculation. However, one-time non-recurring revenue is important with respect to timing as we bill installation and non-standard statement of work fees immediately and recognize the revenue as the work is completed, which is generally in advance of the beginning of recurring revenue which is when we recognize the beginning of the LTM period immediately preceding the most recent LTM period.
The following table shows our LTM Net Revenue Retention Rate for the periods presented:

	Twelve Months Ended March 31,		Twelve Months Ended December 31,
	2022	2021	2021	2020
LTM Net Revenue Retention Rate	113%	99%	105%	106%
Our LTM Net Revenue Retention Rate reflects the expansion over time of our existing customers as they add new products and additional units of service. A much higher percentage of the product revenue from our customers is contracted on our per minute pricing model with a minimum commitment as compared to our per agent pricing model with minimum commitments for both agents and units of service.
Our LTM Net Revenue Retention Rate increased by 14 percentage points, to 113% in the twelve months ended March 31, 2022 from 99% in the twelve months ended March 31, 2021 primarily as a result of the tapering of the impact of COVID-19 and the related decrease in excess usage revenue that occurred from the first quarter of fiscal 2020 (which is no longer included in the calculation to the second quarter of 2020). In addition, monthly minimum contract revenue for customers grew by 25% from the twelve months ended March 31, 2021 to the twelve months ended March 31, 2022.
Our LTM Net Revenue Retention Rate decreased by 1 percentage point, to 105% in the twelve months ended December 31, 2021 from 106% in the twelve months ended December 31, 2020 primarily as a result of the impact of COVID-19 and the related decrease in excess usage revenue, described above. Despite the decline in LTM Net Revenue Retention Rate, monthly minimum contract revenue for customers grew by 26% from fiscal 2020 to fiscal 2021.

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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of Adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of these limitations, presentation of our consolidated financial statements in accordance with U.S. GAAP and reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate Adjusted EBITDA as net loss before (a) depreciation and amortization, (b) long-term equity incentive bonus, (c) stock-based compensation expense, (d) interest expense, net, (e) change in the fair value of warrant liability, (f) other income (expense), net, (g) provision for income taxes, and (h) other items that do not directly affect what we consider to be our core operating performance.
The following table shows a reconciliation of net loss to Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended March 31, (unaudited)
	2022	2021
Net loss	$(12,987)	$(4,175)
Non-GAAP adjustments:
Depreciation and amortization (1)	1,347	1,604
Long-term equity incentive bonus and stock-based compensation expenses (2)	2,479	139
Interest expense, net	750	944
Change in the fair value of warrant liability	(392)	—
Other income, net	(64)	(7)
Acquisition and financing related fees and expenses (3)	10	284
Transaction-related costs (3)	—	733
Golden Gate Capital management fee expenses (3)	—	171
Provision for income taxes	544	35
Adjusted EBITDA	$(8,313)	$(272)

(1) Depreciation and amortization expenses included in our results of operations are as follows (dollars in thousands):

	Three Months Ended March 31, (unaudited)
	2022	2021
Cost of revenue	$609	$944
Sales and marketing expense	611	580
General and administrative expense	91	48
Research and development expense	36	32
Total depreciation and amortization	$1,347	$1,604

(2) There were no long-term equity incentive bonus during the periods presented. Stock-based compensation expenses included in our results of operations are as follows (dollars in thousands):

	Three Months Ended March 31, (unaudited)
	2022	2021
Cost of revenue	$312	$14
Sales and marketing expense	607	29
General and administrative expense	660	68
Research and development expense	900	28
Total stock-based compensation expenses	$2,479	$139

(3) Included in general and administrative expense for all periods presented.

Non-GAAP Gross Profit and Non-GAAP Gross Margin Percentage
U.S. GAAP defines gross profit as revenue less cost of revenue. Cost of revenue includes all expenses associated with our various product offerings as more fully described under the caption “—Components of Results of Operations—Cost of Revenue—” below. We define Non-GAAP gross profit as gross profit after adding back the following items:
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
The following table shows a reconciliation of gross profit to Non-GAAP gross profit for the periods presented (dollars in thousands):

	Three Months Ended March 31, (unaudited)
	2022	2021
Gross profit	$18,461	$16,765
Depreciation and amortization	609	944
Long-term equity incentive bonus and stock-based compensation expenses	312	14
Non-GAAP gross profit	$19,382	$17,723

Gross margin %	57.5%	60.0%
Non-GAAP gross margin %	60.4%	63.4%

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

Cost of Revenue
Our cost of revenue consists of personnel costs and associated costs such as travel, information technology, facility allocations and stock-based compensation for Implementation and Training Services, Customer Care, Technical Support, Professional Services, User Acceptance Quality Assurance, Technical Operations and VoIP services to our customers. Other costs of revenue include non-

cash costs associated with depreciation and amortization including acquired technology, charges from telecommunication providers for communications, data center costs and costs to providers of cloud communication services, software, equipment maintenance and support costs to maintain service delivery operations.
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

Results of Operations
Comparison of the three months ended March 31, 2022 and 2021
The following tables summarize key components of our results of operations for the three months ended March 31, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended March 31, (unaudited)
	2022	2021
Revenue	$32,093	$27,945
Cost of revenue	13,632	11,180
Gross profit	18,461	16,765
Operating expenses
Sales and marketing expense	14,652	8,908
General and administrative expense	7,468	4,880
Research and development expense	8,490	6,180
Total operating expenses	30,610	19,968
Loss from operations	(12,149)	(3,203)
Interest expense, net	750	944
Change in the fair value of warrant liability	(392)	—
Other income, net	(64)	(7)
Total other expense, net	294	937
Pre-tax loss	(12,443)	(4,140)
Provision for income taxes	544	35
Net loss	$(12,987)	$(4,175)
Net loss per share—basic and diluted	$(0.14)	$(0.06)
Weighted average shares outstanding—basic and diluted	91,478	66,637

Revenue

	Three Months Ended March 31, (unaudited)
	2022	2021	$ Change	% Change
Revenue	$32,093	$27,945	$4,148	14.8%

Revenue increased by $4.1 million, or 14.8%, to $32.1 million in the three months ended March 31, 2022 from $27.9 million in the three months ended March 31, 2021, primarily due to 21.4% growth in contracted revenue driven by the acquisition of new customers and upsells to our existing customer base, partially offset by a reduction in usage driven by several variables as discussed above.

Cost of revenue

	Three Months Ended March 31, (unaudited)
	2022	2021	$ Change	% Change
Cost of revenue	$13,632	$11,180	$2,452	21.9%
% of revenue	42.5%	40.0%

Cost of revenue increased by $2.5 million, or 21.9%, to $13.6 million in the three months ended March 31, 2022 from $11.2 million in the three months ended March 31, 2021. The increase was attributable primarily to increased cloud data center costs of $1.3 million while we continue to build out new virtual production instances to migrate customers from our co-location deployment. With the transition to the cloud complete in late 2021, going forward, we expect continued benefit from reduced technical debt (i.e., a concept in software development that reflects the implied cost of additional rework caused by choosing an easy solution now instead of using a better approach that would take longer), increased development efficiency and significantly reduced capital expenditure needs. We also continue to invest to support the growth of our business, including by increasing headcount, which resulted in increased personnel costs of $0.6 million. Stock-based compensation expenses increased $0.3 million associated with restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) granted under the 2021 Equity Incentive Plan (the “2021 Plan”) since the second quarter of fiscal 2021, and other costs associated with the delivery of our services increased $0.5 million. These increases were partially offset by a decrease in depreciation and amortization expense of $0.3 million as we closed our private data center.

Gross profit

	Three Months Ended March 31, (unaudited)
	2022	2021	$ Change	% Change
Gross profit	$18,461	$16,765	$1,696	10.1%
Gross margin percentage	57.5%	60.0%

Gross profit increased by $1.7 million, or 10.1%, to $18.5 million in the three months ended March 31, 2022 from $16.8 million in the three months ended March 31, 2021. The increase in gross profit was a result of increased revenue of $4.1 million and decreased depreciation and amortization expense of $0.3 million, which were partially offset by increased cloud data center costs of $1.3 million, increased personnel costs of $0.6 million, increased stock-based compensation expenses of $0.3 million and increased other costs of $0.5 million described above.

Sales and marketing expense

	Three Months Ended March 31, (unaudited)
	2022	2021	$ Change	% Change
Sales and marketing expense	$14,652	$8,908	$5,744	64.5%
% of revenue	45.7%	31.9%

Sales and marketing expense increased by $5.7 million, or 64.5%, to $14.7 million in the three months ended March 31, 2022 from $8.9 million in the three months ended March 31, 2021. The increase was attributable primarily to increased personnel costs of $3.4 million resulting from increased headcount, increased travel expenses of $0.8 million as travel restrictions related to the COVID-19 pandemic continued to ease, increased marketing, promotions and tradeshow expenses of $0.7 million, and increased stock-based compensation expenses of $0.6 million associated with the RSUs and PSUs granted under the 2021 Plan since the second quarter of fiscal 2021.

General and administrative expense

	Three Months Ended March 31, (unaudited)
	2022	2021	$ Change	% Change
General and administrative expense	$7,468	$4,880	$2,588	53.0%
% of revenue	23.3%	17.5%

General and administrative expense increased by $2.6 million, or 53.0%, to $7.5 million in the three months ended March 31, 2022 from $4.9 million in the three months ended March 31, 2021. The increase was primarily due to increased personnel costs of $0.8 million resulting from increased headcount, increased miscellaneous general and administrative expenses of $0.9 million primarily attributable to directors’ and officers’ insurance, and increased stock-based compensation expenses of $0.6 million associated with the RSUs and PSUs granted under the 2021 Plan since the second quarter of fiscal 2021. Additionally, software expenses increased by $0.1 million and office space and utilities expenses increased by $0.1 million.

Research and development expense

	Three Months Ended March 31, (unaudited)
	2022	2021	$ Change	% Change
Research and development expense	$8,490	$6,180	$2,310	37.4%
% of revenue	26.5%	22.1%

Research and development expense increased by $2.3 million, or 37.4%, to $8.5 million in the three months ended March 31, 2022 from $6.2 million in the three months ended March 31, 2021. The increase was attributable primarily to increased personnel costs of $1.1 million resulting from increased headcount, increased computing costs used in the development of software of $0.2 million, and increased stock-based compensation expenses of $0.9 million associated with the RSUs and PSUs granted under the 2021 Plan since the second quarter of fiscal 2021.

Interest expense, net

	Three Months Ended March 31, (unaudited)
	2022	2021	$ Change	% Change
Interest expense, net	$750	$944	$(194)	(20.6)%
% of revenue	2.3%	3.4%

Interest expense, net decreased by $0.2 million, or 20.6%, to $0.8 million in the three months ended March 31, 2022 from $0.9 million in the three months ended March 31, 2021. The decrease was attributable primarily to increased interest income of $0.2 million associated with the marketable securities which we invested since the fourth quarter of fiscal 2021.

Change in the fair value of warrant liability

	Three Months Ended March 31, (unaudited)
	2022	2021	$ Change
Change in the fair value of warrant liability	$(392)	$—	$(392)
% of revenue	(1.2)%	—%

Gain recognized due to change in the fair value of warrant liability increased by $0.4 million to $0.4 million in the three months ended March 31, 2022 from $0 in the three months ended March 31, 2021, due to a decrease in the fair value of Forward Purchase Warrants. For more information, see Note 19 of the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Liquidity and Capital Resources
Sources of Cash
LiveVox’s consolidated financial statements have been prepared assuming the Company will continue as a going concern for the 12-month period from the date of issuance of the consolidated financial statements, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s main sources of liquidity are cash generated by operating cash flows and debt. For the three months ended March 31, 2022 and 2021, the Company’s cash flow used in operating activities was $14.6 million and $5.1 million, respectively.
As of March 31, 2022 and December 31, 2021, the Company held cash and cash equivalents of $32.1 million and $47.2 million, respectively. In addition, the Company had restricted cash of $0.1 million as of both March 31, 2022 and December 31, 2021, related to the holdback amount for an acquisition the Company made in 2019. The Company also held marketable securities of $48.1 million and $49.4 million as of March 31, 2022 and December 31, 2021, respectively.

The term loan and revolving credit facility that the Company entered into with PNC Bank, as amended (the “Credit Facility”), provides for a $57.6 million term loan, a $5.0 million line of credit and a $1.5 million letter of credit sub-facility. The Credit Facility is collateralized by a first-priority perfected security interest in substantially all the assets of the Company and is subject to certain financial covenants before and after a covenant conversion date. Covenant conversion may be elected early by the Company if certain criteria are met, including, but not limited to, meeting fixed charge coverage and liquidity ratio targets as of the most recent twelve-month period. Prior to the covenant conversion date, the Company is required to maintain minimum levels of liquidity and recurring revenue. As of the covenant conversion date, the Company is required to maintain the Fixed Charge Coverage Ratio and Leverage Ratio (as defined in the Credit Facility) measured on a quarter-end basis for the four-quarter period ending on each such date through the end of the agreement. The term loan is due December 31, 2025. The Company was in compliance with all debt covenants at March 31, 2022 and December 31, 2021 and was in compliance with all debt covenants as of the date of issuance of these consolidated financial statements. There was no unused borrowing capacity under the term loan portion of the Credit Facility at March 31, 2022 or December 31, 2021. There were no amounts outstanding under the revolving portion of the Credit Facility as of March 31, 2022 or December 31, 2021.

Cash Requirements
LiveVox’s cash requirements within the next 12 months consist primarily of operating and administrative activities including employee related expenses and general, operating and overhead expenses, current maturities of the Company’s term loan, operating and finance leases and other obligations.
LiveVox’s long-term cash requirements consist of various contractual obligations and commitments, including:
•Term loan – The Company has contractual obligations under its term loan to make principal and interest payments. Please see Note 9 to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of the contractual obligations under the Company’s term loan and the timing of principal maturities. The principal amount is due December 31, 2025;
•Operating and finance lease obligations – The Company leases its corporate headquarters and worldwide offices under operating leases, and finance computer and networking equipment and software purchases for its co-location data centers under finance leases. Please see Note 8 to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report for further detail of the Company’s obligations under operating and finance leases and the timing of expected future lease payments;
•Other liabilities – These include other long-term liabilities reflected in the Company’s consolidated balance sheets as of March 31, 2022, including obligations associated with certain employee and non-employee incentive plans, Forward Purchase Warrants, unrecognized tax benefits and various long-term liabilities, which have some inherent uncertainty in the timing of these payments.
Future capital requirements will depend on many factors, including the Company’s customer growth rate, customer retention, timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of the Company’s services, effective integration of acquisition activities, if any, and maintaining the Company’s bank credit facility. Additionally, the duration and extent of the impact from the COVID-19 pandemic continues to depend on future developments that cannot be accurately predicted at this time. While the COVID-19 pandemic has caused operational difficulties, and may continue to create challenges for the Company’s performance, it has not, thus far, had a substantial net impact on the Company’s liquidity position.
The Company believes the cash generated by operating cash flows and debt will be sufficient to meet the Company’s anticipated cash requirements for at least the next 12 months from the date of this Quarterly Report and beyond, while maintaining sufficient liquidity for normal operating purposes.

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

Comparison of cash flows for the three months ended March 31, 2022 and 2021

The following table summarizes key components of our cash flows for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31, (unaudited)
	2022	2021
Net cash used in operating activities	$(14,626)	$(5,091)
Net cash (used in) provided by investing activities	(256)	1,136
Net cash used in financing activities	(146)	(1,319)
Effect of foreign currency translation	(97)	(21)
Net increase in cash, cash equivalents and restricted cash	$(15,125)	$(5,295)

Net cash used in operating activities
Cash flows from operating activities in the three months ended March 31, 2022 decreased by $9.5 million to $(14.6) million from $(5.1) million during the same period in 2021. The increase to net cash used in operating activities was primarily attributable to a $8.8 million increase to net loss and an increase of $2.2 million in non-cash adjustments to net loss. These non-cash items primarily consisted of a $2.3 million increase of stock-based compensation expenses associated with the RSUs and PSUs granted under the 2021 Plan since the second quarter of fiscal 2021. Net cash used in operating activities also included an increase of $3.0 million in cash from operating assets and liabilities, primarily due to the timing of cash payments to vendors and cash receipts from customers.
Net cash (used in) provided by investing activities
Cash flows from investing activities in the three months ended March 31, 2022 decreased by $1.4 million to $(0.3) million from $1.1 million during the same period in 2021. Net cash used in investing activities in the first quarter of fiscal 2022 was comprised of the purchases of debt securities of $1.5 million and the purchases of property and equipment of $0.5 million, partially offset by proceeds from sale of debt securities of $1.5 million and principal collected on matured debt securities of $0.2 million.
Net cash used in financing activities
Cash flows from financing activities in the three months ended March 31, 2022 increased by $1.2 million to $(0.1) million from $(1.3) million during the same period in 2021. The decrease to net cash used in financing activities was primarily attributable to a decrease of $1.0 million in the repayment on loans payable and a decrease of $0.1 million in the repayment on finance lease obligations.

Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which have been prepared in accordance with U.S. GAAP.
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, the determination of the useful lives of long-lived assets, period of benefit of deferred sales commissions, allowances for doubtful accounts, fair value of marketable securities, fair value of goodwill and long-lived assets, fair value of incentive awards, fair value of warrants, establishing standalone selling price, valuation of deferred tax assets, income tax uncertainties and other contingencies. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial position and results of operations, requiring adjustment to these balances in future periods.
While our significant accounting policies are more fully described in the notes to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report, we believe that the following accounting estimates are critical to our business operations and understanding of our financial results. We consider an accounting judgment, estimate or assumption to be critical when (a) the estimate or assumption is complex in nature or requires a high degree of subjectivity and judgment and (b) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements.

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
We perform our annual impairment review of goodwill on October 1 of each year, and when a triggering event occurs between annual impairment tests. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine if it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount, including goodwill, or bypass the qualitative assessment and proceed directly to the quantitative impairment test to determine if the fair value of the reporting unit exceeds its carrying amount. If the fair value is determined to be less than the carrying value, an impairment charge is recorded for the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. No impairment losses have been recognized in any of the periods presented.
Intangible assets, consisting of acquired developed technology, corporate name, customer relationships and workforce, are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. No impairment losses have been recognized in any of the periods presented.

Impairment of marketable securities
The Company evaluates the amortized cost of debt securities compared to their fair value to determine whether a debt security is impaired and whether an impaired debt security is other-than-temporary impaired (“OTTI”) at each reporting period. Factors considered in determining whether an OTTI occurs include the length of time and extent to which fair value has been less than the cost basis, credit quality of the issuer and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. For a debt security deemed to be OTTI, the value of the debt security is reduced, the credit related component of OTTI is recorded in earnings and the noncredit related component is charged to other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss.
At March 31, 2022 and December 31, 2021, the Company has determined that the unrealized losses were temporary in nature and did not consider any debt securities to be OTTI.

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

Stock-Based Compensation
Management Incentive Units
During 2019, LiveVox TopCo, LLC (“LiveVox TopCo”), the sole stockholder of the Company prior to the Merger, established a Management Incentive Unit program whereby the LiveVox TopCo board of directors has the power and discretion to approve the issuance of Class B Units of LiveVox TopCo that represent management incentive units (“MIUs”) to any manager, director, employee, officer or consultant of the Company or its subsidiaries. Vesting begins on the date of issuance, and the MIUs vest ratably over five years with 20% of the MIUs vesting on each anniversary of a specified vesting commencement date, subject to the grantee’s continued employment with the Company on the applicable vesting date. Vesting of the MIUs will accelerate upon consummation of a “sale of the company”, which is defined in the LiveVox TopCo limited liability company agreement. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of five years, reduced for actual forfeited MIUs. Stock-based compensation expense for MIUs is measured based on the grant date fair value of the award using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation are holding period, expected share price volatility, discount for lack of marketability, and risk-free interest rate.
2021 Equity Incentive Plan
On June 16, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective upon the closing of the Merger on June 18, 2021. The Company grants RSUs and PSUs to employees, executive officers, directors, and consultants of the Company. RSUs are subject only to service conditions and typically vest over periods ranging from three to six years based on the grantee’s role in the Company. PSUs are granted to certain key employees and vest either based on the achievement of predetermined market conditions, or based on both service and market conditions. All RSUs and PSUs will be settled in shares of Class A common stock and are classified as equity awards. Equity-classified awards are recognized as stock-based compensation expense over an employee’s requisite service period or a nonemployee’s vesting period on the basis of the grant-date fair value. Generally, the Company recognizes stock-based compensation expense of RSUs using the straight-line method, and recognizes stock-based compensation expense of PSUs subject to graded market vesting on a tranche-by-tranche basis (i.e., the accelerated attribution method). The fair value of the RSUs is estimated by using the closing price of the Company’s Class A common stock on Nasdaq on the measurement date. The fair value of the PSUs at each measurement date is estimated by using a Monte Carlo simulation. The key inputs used in the Monte Carlo simulation are stock price, expected share price volatility, expected life, risk-free interest rate, and vesting hurdles. While the Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense related to the Company’s 2021 Plan.

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

Public and Forward Purchase Warrants
Immediately following the Merger, the Company assumed 833,333 Forward Purchase Warrants (“Forward Purchase Warrants”) and 12,499,995 public warrants (“Public Warrants”) (collectively “Warrants”) that had been previously issued by Crescent. Each whole Warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments.
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

Recently Adopted Accounting Pronouncements
See Note 2 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the balance sheet date included in this Quarterly Report.

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
As of March 31, 2022 and December 31, 2021, no single issuer represented more than 10% of the Company’s marketable securities.
For the three months ended March 31, 2022 and 2021, the Company did not have any customers that individually represented 10% or more of the Company’s total revenue or whose accounts receivable balance at March 31, 2022 and December 31, 2021 individually represented 10% or more of the Company’s total accounts receivable.
The Company relies on third parties for telecommunication, bandwidth, and colocation services that are included in cost of revenue.
As of March 31, 2022, two vendors accounted for approximately 41% of the Company’s total accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at March 31, 2022. At December 31, 2021, one vendor accounted for approximately 43% of the Company’s total accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at December 31, 2021. We believe there could be a material impact on future operating results should a relationship with an existing supplier cease.

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
We experience fluctuations in transaction gains or losses from remeasurement of monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded. Exchange gains and losses resulting from foreign currency transactions were not significant in any period and are reported in other income (expense), net in the consolidated statements of operations and comprehensive loss.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2022.
Based on management’s evaluation, our CEO and CFO concluded that, as of March 31, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. In addition, the design of a control system must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is currently, and from time to time may become, involved in legal or regulatory proceedings arising in the ordinary course of its business, including tort claims, employment disputes and commercial contract disputes. Although the outcome of such claims cannot be predicted with certainty, as of the date of this Quarterly Report, we were not a party to any litigation or regulatory proceeding that would reasonably be expected to be material to LiveVox’s business, results of operations, financial condition or cash flows. Please read Note 21 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those results in this Quarterly Report are described in our Annual Report. The occurrence of one or more of these factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, financial condition, results of operations and cash flows. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, results of operations, financial condition or cash flows. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description of Exhibits
3.1
Second Amended and Restated Certificate of Incorporation of LiveVox Holdings, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of LiveVox Holdings, Inc. (filed as Exhibit 3.2 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).
31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer, pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer, pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

LiveVox Holdings, Inc.

Date: May 10, 2022	By:	/s/ Louis Summe

Louis Summe
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Gregg Clevenger

Gregg Clevenger
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)