Form 10-Q
period 2022-06-30
LiveVox Holdings, Inc.
filed 2022-08-09
CIK 1723648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2022
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
(415) 671-6000
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
As of August 5, 2022, the registrant had 99,872,358 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact included in this Quarterly Report, regarding the future financial performance of LiveVox Holdings, Inc. (“LiveVox” or the “Company”), as well as LiveVox’s strategy, future operations, future operating results, financial position, expectations regarding revenue, losses, and costs, prospects, plans and objectives of management are forward-looking statements. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report are subject to risks and uncertainties that may include, for example:

•the business, operations and financial performance of the Company, including market conditions and global and economic factors beyond the Company’s control, such as a tight labor market and the invasion of Ukraine by Russia;
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
•the Company’s ability to maintain its listing on The Nasdaq Stock Market LLC (“Nasdaq”), including its ability to comply with the requirement that the bid price for the Class A common stock be above $1,00 for 30 consecutive trading days;
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
•the occurrence of cyber incidents or a deficiency in cybersecurity protocols; and
•the ability to obtain third-party software licenses for use in or with the Company’s products.
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

PART I—FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
LIVEVOX HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,873	$47,217
Restricted cash, current	100	100
Marketable securities, current	47,220	7,226
Accounts receivable, net	18,524	20,128
Deferred sales commissions, current	2,885	2,691
Prepaid expenses and other current assets	4,068	6,151
Total Current Assets	102,670	83,513
Property and equipment, net	3,207	3,010
Goodwill	47,481	47,481
Intangible assets, net	18,320	20,195
Operating lease right-of-use assets	5,221	5,483
Deposits and other	406	664
Marketable securities, net of current	—	42,148
Deferred sales commissions, net of current	6,965	6,747
Deferred tax asset, net	89	—
Total Assets	$184,359	$209,241

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,081	$6,490
Accrued expenses	10,208	13,855
Deferred revenue, current	1,142	1,307
Term loan, current	701	561
Operating lease liabilities, current	1,890	1,946
Finance lease liabilities, current	25	26
Total current liabilities	20,047	24,185
Long term liabilities:
Deferred revenue, net of current	452	456
Term loan, net of current	54,092	54,459
Operating lease liabilities, net of current	3,729	4,046
Finance lease liabilities, net of current	—	11
Deferred tax liability, net	—	2
Warrant liability	283	767
Other long-term liabilities	338	337
Total liabilities	78,941	84,263

Commitments and contingencies (Note 9 and 21)
Stockholders’ equity:

Preferred stock, $0.0001 par value per share; 25,000 shares authorized and none issued and outstanding as of June 30, 2022 and December 31, 2021.	—	—
Common stock, $0.0001 par value per share; 500,000 shares authorized and 91,547 shares issued and outstanding as of June 30, 2022; 500,000 shares authorized and 90,697 shares issued and outstanding as of December 31, 2021.	9	9
Additional paid-in capital	259,053	253,468
Accumulated other comprehensive loss	(1,855)	(477)
Accumulated deficit	(151,789)	(128,022)
Total stockholders’ equity	105,418	124,978
Total liabilities & stockholders’ equity	$184,359	$209,241

The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited) (In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenue	$32,987	$28,913	$65,080	$56,858
Cost of revenue	12,548	21,615	26,180	32,795
Gross profit	20,439	7,298	38,900	24,063
Operating expenses
Sales and marketing expense	14,970	27,685	29,622	36,593
General and administrative expense	7,546	24,637	15,014	29,517
Research and development expense	8,167	30,169	16,657	36,349
Total operating expenses	30,683	82,491	61,293	102,459
Loss from operations	(10,244)	(75,193)	(22,393)	(78,396)
Interest expense, net	744	941	1,494	1,885
Change in the fair value of warrant liability	(92)	(375)	(484)	(375)
Other expense, net	113	32	49	25
Total other expense, net	765	598	1,059	1,535
Pre-tax loss	(11,009)	(75,791)	(23,452)	(79,931)
Provision for (benefit from) income taxes	(229)	52	315	87
Net loss	$(10,780)	$(75,843)	$(23,767)	$(80,018)
Comprehensive loss
Net loss	$(10,780)	$(75,843)	$(23,767)	$(80,018)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(153)	(25)	(202)	14
Net unrealized loss on marketable securities	(288)	—	(1,176)	—
Total other comprehensive income (loss), net of tax	(441)	(25)	(1,378)	14
Comprehensive loss	$(11,221)	$(75,868)	$(25,145)	$(80,004)
Net loss per share
Net loss per share—basic and diluted	$(0.12)	$(1.08)	$(0.26)	$(1.17)
Weighted average shares outstanding—basic and diluted	91,562	69,945	91,520	68,291
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited) (In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2020	1	$—	$59,175	$(206)	$(24,828)	$34,141
Retroactive application of reverse recapitalization	66,636	7	(7)	—	—	—
Balance at December 31, 2020, as converted	66,637	$7	$59,168	$(206)	$(24,828)	$34,141
Foreign currency translation adjustment	—	—	—	39	—	39
Stock-based compensation	—	—	139	—	—	139
Net loss	—	—	—	—	(4,175)	(4,175)
Balance at March 31, 2021	66,637	$7	$59,307	$(167)	$(29,003)	$30,144
Merger and PIPE financing	20,448	2	190,397	—	—	190,399
Foreign currency translation adjustment	—	—	—	(25)	—	(25)
Stock-based compensation	—	—	139	—	—	139
Net loss	—	—	—	—	(75,843)	(75,843)
Balance at June 30, 2021	87,085	$9	$249,843	$(192)	$(104,846)	$144,814

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2021	90,697	$9	$253,468	$(477)	$(128,022)	$124,978
Foreign currency translation adjustment	—	—	—	(49)	—	(49)
Net unrealized loss on marketable securities	—	—	—	(888)	—	(888)
Stock-based compensation	—	—	2,479	—	—	2,479
Net loss	—	—	—	—	(12,987)	(12,987)
Balance at March 31, 2022	90,697	$9	$255,947	$(1,414)	$(141,009)	$113,533
Gross issuance of shares upon vesting of stock-based awards	1,055	—	—	—	—	—
Shares withheld to cover employees’ withholding taxes for stock-based awards	(205)	—	(317)	—	—	(317)
Foreign currency translation adjustment	—	—	—	(153)	—	(153)
Net unrealized loss on marketable securities	—	—	—	(288)	—	(288)
Stock-based compensation	—	—	3,423	—	—	3,423
Net loss	—	—	—	—	(10,780)	(10,780)
Balance at June 30, 2022	91,547	$9	$259,053	$(1,855)	$(151,789)	$105,418
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	For the six months ended June 30,
	2022	2021
Operating activities:
Net loss	$(23,767)	$(80,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	556	962
Amortization of identified intangible assets	1,875	2,244
Amortization of deferred loan origination costs	54	72
Amortization of deferred sales commissions	1,507	832
Non-cash lease expense	931	801
Stock-based compensation expense	5,902	278
Equity incentive bonus	—	68,674
Bad debt expense	402	22
Deferred income tax benefit	(91)	(230)
Loss on sale of marketable securities	42	—
Amortization of premium paid on marketable securities	246	—
Change in the fair value of the warrant liability	(484)	(375)
Offering cost associated with Warrants recorded as liabilities	—	41
Changes in assets and liabilities
Accounts receivable	1,203	(1,358)
Other assets	2,340	(807)
Deferred sales commissions	(1,919)	(1,609)
Accounts payable	(409)	1,362
Accrued expenses	(3,647)	218
Deferred revenue	(169)	(33)
Operating lease liabilities	(990)	(724)
Other long-term liabilities	—	(1)
Net cash used in operating activities	(16,418)	(9,649)
Investing activities:
Purchases of property and equipment	(772)	(604)
Purchases of marketable securities	(5,413)	—
Proceeds from sale of marketable securities	3,451	—
Proceeds from maturities and principal paydowns of marketable securities	2,652	—
Proceeds from asset acquisition, net of cash paid	—	1,326
Net cash provided by (used in) investing activities	(82)	722
Financing activities:
Proceeds from Merger and PIPE financing, net of cash paid	—	157,383
Repayment on loan payable	(280)	(1,536)
Repayment of drawdown on line of credit	—	(4,672)
Repayments on finance lease obligations	(13)	(242)
Payment of employees’ withholding taxes on net share settlement of share-based awards	(317)	—
Net cash provided by (used in) financing activities	(610)	150,933

Effect of foreign currency translation	(234)	(49)
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,344)	141,957
Cash, cash equivalents, and restricted cash beginning of period	47,317	19,566
Cash, cash equivalents, and restricted cash end of period	$29,973	$161,523

	For the six months ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Interest paid	$1,626	$1,805
Income taxes paid	247	175
Supplemental schedule of noncash investing activities:
Change in unrealized loss on marketable securities	$1,177	$—
Additional right-of-use assets	617	3,246
Contingent consideration in asset acquisition	—	7,000

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets (dollars in thousands):

	As of June 30,
	2022	2021
Cash and cash equivalents	$29,873	$161,423
Restricted cash, current	100	—
Restricted cash, net of current	—	100
Total cash, cash equivalents and restricted cash	$29,973	$161,523
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
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation. Results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full annual periods.
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
f)    Liquidity and Capital Resources
LiveVox’s consolidated financial statements have been prepared assuming the Company will continue as a going concern for the 12-month period from the date of issuance of the consolidated financial statements, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s main sources of liquidity are cash generated by operating cash flows and debt. For the six months ended June 30, 2022 and 2021, the Company’s cash flow used in operating activities was $16.4 million and $9.6 million, respectively. The Company had restricted cash of $0.1 million as of both June 30, 2022 and December 31, 2021, related to the holdback amount for an acquisition the Company made in 2019. The Company’s primary use of cash is for operating and administrative activities including employee-related expenses, and general, operating and overhead expenses. Future capital requirements will depend on many factors, including the Company’s customer growth rate, customer retention, timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of the Company’s services, effective integration of acquisition activities, if any, and maintaining the Company’s bank credit facility. Additionally, the duration and extent of the impact from the current macroeconomic and geopolitical conditions and the COVID-19 pandemic continues to depend on future developments that cannot be accurately predicted at this time, such as supply chain constraints, inflationary pressures and the specific impact of these and other factors on LiveVox’s business, employees, customers and partners. While those factors have caused operational difficulties, and may continue to create challenges for the Company’s performance, they have not, thus far, had a substantial net impact on the Company’s liquidity position.
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
h)    Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company limits its credit risk associated with the cash and cash equivalents by placing investments with banks it believes are highly creditworthy. The Company has exposure to credit risk to the extent cash balances exceed amounts covered by Federal deposit insurance. At June 30, 2022 and December 31, 2021, the Company had no cash equivalents. Cash consists of bank deposits. Restricted cash consists entirely of amounts held back from stockholders of the Company’s acquired businesses for indemnification of outstanding liabilities. Such amounts are retained temporarily for a period of 4.5 months and then remitted to the applicable stockholders, net of fees paid for indemnification of liabilities. Since restricted cash amounts represent funds held for others, there is also a corresponding liability account. As of June 30, 2022, the Company has identified $0.1 million as restricted cash as management’s intention is to use this cash for the specific purpose of fulfilling the obligations associated with the holdback amount from recent acquisitions. As of December 31, 2021, the Company had $0.1 million in restricted cash.
i)    Marketable Securities
The Company invests in various marketable securities. As of June 30, 2022 and December 31, 2021, the Company designated all of these marketable securities as debt securities and classified them as available-for-sale (“AFS”). No debt securities were classified as held-to-maturity (“HTM”) or trading. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date.
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
j)    Accounts Receivable
Trade accounts receivable are stated net of any write-offs and the allowance for doubtful accounts, at the amount the Company expects to collect. The Company performs ongoing credit evaluations of its customers and generally does not require collateral unless a customer has previously defaulted. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: aging of the account receivable, customer creditworthiness, past transaction history with the customer, current economic and industry trends, and changes in customer payment trends. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. At June 30, 2022 and December 31, 2021, the allowance for doubtful accounts was $1.5 million and $1.3 million, respectively. Accounts receivable are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Recoveries of accounts receivable previously written off are recorded as income when received. The accounts receivable recoveries during the three and six months ended June 30, 2022 and 2021 were immaterial. The bad debt expense recorded for the three and six months ended June 30, 2022 was $0.4 million and $0.4 million, respectively, and for the three and six months ended June 30, 2021 was immaterial. The accounts written off for the three and six months ended June 30, 2022 was $0.4 million and $0.4 million, respectively, and for the three and six months ended June 30, 2021 was immaterial.
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
n)    Impairment of Long-Lived Assets
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value. No impairment loss was recognized during the three and six months ended June 30, 2022 and 2021.
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
As of June 30, 2022 and December 31, 2021, no single issuer represented more than 10% of the Company’s marketable securities.
The Company’s customers are primarily in the receivables management, tele-sales and customer care industries. During the three and six months ended June 30, 2022 and 2021, substantially all the Company’s revenue was generated in the United States. For the three and six months ended June 30, 2022 and 2021, the Company did not have any customers that individually represented 10% or more of the Company’s total revenue or whose accounts receivable balance at June 30, 2022 and December 31, 2021 individually represented 10% or more of the Company’s total accounts receivable.
Concentration of Supplier Risk
The Company relies on third parties for telecommunication, bandwidth, and co-location services that are included in cost of revenue.
As of June 30, 2022, one vendor accounted for approximately 37% of the Company’s total accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at June 30, 2022. At December 31, 2021, one vendor accounted for

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
approximately 43% of the Company’s total accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at December 31, 2021. The Company believes there could be a material impact on future operating results should a relationship with an existing significant supplier cease.
q)    Revenue Recognition
The Company recognizes revenue in accordance with U.S. GAAP, pursuant to ASC 606, Revenue from Contracts with Customers.
The Company derives substantially all of its revenue by providing cloud-based contact center products under a usage-based model, with prices calculated on a per-call, per-seat, or, more typically, a per-minute basis and contracted minimum usage in accordance with the terms of the underlying agreements. Other immaterial ancillary revenue is derived from call recording, local caller identification packages, performance/speech analytics, text messaging services and professional services billed monthly on primarily usage-based fees and, to a lesser extent, fixed fees. Revenue is recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services excluding amounts collected on behalf of third parties such as sales taxes, which are collected on behalf of and remitted to governmental authorities based on local tax law.
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
The Company enters into contracts that can include various combinations of services, each of which are distinct and accounted for as separate performance obligations. The Company’s cloud-based contact center solutions typically include a promise to provide continuous access to its hosted technology platform solutions through one of its data centers. Arrangements with customers do not provide the customer with the right to take possession of the Company’s software platform at any time. LiveVox’s performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits and the Company performs its services. The Company’s contracts typically range from one to four year agreements with payment terms of net 10-60 days. As the services provided by the Company are generally billed monthly there is not a significant financing component in the Company’s arrangements.
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
Professional services for configuration, system integration, optimization or education are billed on a fixed-price or time and material basis and are performed by the Company directly or, alternatively, customers may also choose to perform these services themselves or engage their own third-party service providers. Professional services revenue, which represents approximately 1% of revenue, is recognized over time as the services are rendered.
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
r)    Costs to Obtain Customer Contracts (Deferred Sales Commissions)
Sales commissions are paid for initial contracts and expansions of existing customer contracts. Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which the Company has estimated to be five years. The Company determined the period of benefit by taking into consideration the length of the Company’s customer contracts, the customer attrition rate, the life of the technology provided and other factors. Amortization expense is recorded in sales and marketing expense within the Company’s consolidated statements of operations and comprehensive loss. Amortization expense for the three months ended June 30, 2022 and 2021 was $0.8 million and $0.4 million, respectively, and for the six months ended June 30, 2022 and 2021 was approximately $1.5 million and $0.8 million, respectively. No impairment loss was recognized during the three and six months ended June 30, 2022 and 2021.
s)    Advertising
The Company expenses non-direct response advertising costs as they are incurred. There were no advertising costs capitalized during the three and six months ended June 30, 2022 and 2021. Advertising expense for the three months ended June 30, 2022 and 2021 was $1.1 million and $0.1 million, respectively, and for the six months ended June 30, 2022 and 2021 was $1.7 million and $0.2 million, respectively. Advertising expense is included under sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.
t)    Research and Development Costs
Research and development costs not related to the development of internal use software are charged to operations as incurred. Research and development expenses primarily include payroll and employee benefits, consulting services, travel, and software and support costs.
u)    Software Development Costs
The Company capitalizes costs of materials, consultants, payroll, and payroll-related costs of employees incurred in developing internal-use software after certain capitalization criteria are met and includes these costs in the computer software. Refer to Note 5 for additional information. Software development costs are expensed as incurred until preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. To date, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations and comprehensive loss. There were no capitalized software development costs related to internal-use software during the three and six months ended June 30, 2022 and 2021.
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
Payment of the underlying shares in connection with the vesting of employee RSUs generally triggers a tax obligation for the employee, which is required to be remitted to the relevant tax authorities. The 2021 Plan permits the following tax withholding methods:
•Net-share-settlement method—The Company withholds otherwise deliverable RSU shares having a fair value at the vest date equal to the maximum statutory withholding tax amount and remits the remaining RSU shares to the employee recipients. During the six months ended June 30, 2022, the Company withheld 204,749 shares to cover employee recipients’ withholding tax obligations. Any cash received and paid to meet an employees’ statutory withholding tax requirement is reflected as a financing activity within the consolidated statements of cash flows.
•Sell-to-cover method—The broker sells on behalf of employee recipients RSU shares having a fair value at the vest date equal to the maximum statutory withholding tax amount and remits the cash proceeds from such sales to the Company. The net impact of any cash received and paid to meet an employees’ statutory withholding tax requirement is reflected as an operating activity within the consolidated statements of cash flows.
Nonemployee directors acting in their role as members of a board of directors are treated as employees if (a) those directors were elected by the Company’s shareholders and (b) the awards granted to nonemployee directors are for their services as directors but not for other services. While a nonemployee director may be considered an employee under ASC 718, he or she is considered a nonemployee under the IRS statutory withholding requirements. As a result, no share was withheld or sold to cover withholding taxes for an award issued to a nonemployee director. Independent consultants are nonemployees under the IRS statutory

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
withholding requirements. As a result, no share was withheld or sold to cover withholding taxes for an award issued to a nonemployee.
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
z)    Recently Adopted Accounting Pronouncements
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2022.
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
ASU No. 2019-12, Income Taxes (Topic 740)
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as hybrid tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of legal entities not subject to tax, intraperiod tax allocation exception to incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax law, year-to-date loss limitation in interim-period tax accounting, income statement presentation of tax benefits of tax-deductible dividends and impairment of investment in qualified affordable housing projects accounted for under the equity method. The guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the guidance is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The guidance has various elements and different transition methods (retrospective, modified-retrospective, or prospective) which are applied based on the nature of the elements. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements and will adopt this standard on December 31, 2022.
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

3.    Revenue
Contract Balance
The following table provides information about accounts receivable, net, and contract liabilities from contracts with customers. The Company did not have any contract assets as of June 30, 2022 or December 31, 2021 (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	June 30, 2022	December 31, 2021
Accounts receivable, net	$18,524	$20,128
Contract liabilities, current (deferred revenue)	1,142	1,307
Contract liabilities, non-current (deferred revenue)	452	456
Changes in the contract liabilities balances are as follows (dollars in thousands):

	June 30, 2022	December 31, 2021	$ Change
Contract liabilities (deferred revenue)	$1,594	$1,763	$(169)
The decrease in deferred revenue was due to billings in advance of performance obligations being satisfied, net of revenue recognized for services rendered during the period. Revenue of $0.4 million and $0.9 million was recognized during the three and six months ended June 30, 2022, respectively, which were included in the deferred revenue balance at the beginning of the period. Revenue of $0.4 million and $1.0 million was recognized during the three and six months ended June 30, 2021, respectively, which was included in the deferred revenue balance at the beginning of the period.
Remaining Performance Obligations
Remaining performance obligations represent the contracted minimum usage commitments and do not include an estimate of additional usage in excess of contractual minimum commitments. The Company’s contract terms typically range from one to four years. Revenue as of June 30, 2022 that has not yet been recognized was approximately $164.5 million, of which $86.7 million and $77.8 million is expected to be recognized as revenue within one year and beyond one year, respectively. As of June 30, 2022, the Company expects to recognize revenue on the remaining performance obligations over the next 60 months.
4.    Marketable Securities
As of June 30, 2022 and December 31, 2021, the Company designated all marketable securities as debt securities and classified them as AFS. There were no transfers of debt securities between AFS, HTM and trading categories during the three and six months ended June 30, 2022 and 2021.
The following table presents the amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities at June 30, 2022 aggregated by major security type (dollars in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. corporate securities	$38,944	$—	$(1,097)	$37,847
U.S. government securities	2,999	—	(16)	2,983
Asset-backed securities	5,884	—	(207)	5,677
Other debt securities	746	—	(33)	713
Total available for sale securities	48,573	—	(1,353)	47,220
Total debt securities	$48,573	$—	$(1,353)	$47,220

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

The following table presents the amortized cost and fair value of the Company’s debt securities by contractual maturities at June 30, 2022 (dollars in thousands):

As of June 30, 2022	Amortized Cost	Fair Value
Due in one year or less	$14,183	$14,047
Due after one year through five years	34,390	33,173
Total available for sale securities	48,573	47,220
Total debt securities	$48,573	$47,220

Refer to Note 19 for additional information regarding the fair value measurements of the Company’s marketable securities.
Proceeds from sales of debt securities and the associated gains and losses realized in earnings during the three and six months ended June 30, 2022 and 2021 are listed below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Available for sale debt securities:
Proceeds from sales of debt securities	$1,936	$—	$3,451	$—

Gross realized gains	$—	$—	$—	$—
Gross realized losses	(33)	—	(42)	—
Net realized losses	$(33)	$—	$(42)	$—

The Company has reviewed 82 individual debt securities in unrealized loss positions at June 30, 2022 to determine whether a decline in fair value below the amortized cost is other than temporary. The Company does not intend to sell these debt securities and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases. The Company then assessed whether the entire amortized cost bases of these debt securities will be recovered. As the present value of future cash flows discounted using the effective interest rate at the date these debt securities were acquired was equal to or greater than the amortized cost basis of these debt securities, the Company did not consider any debt securities to be impaired at June 30, 2022.
The following table presents the fair value and unrealized losses of the Company’s debt securities that are in unrealized loss positions and for which an OTTI has not been recognized in earnings at June 30, 2022 (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For 12 Months Or Longer
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. corporate securities	$37,847	$(1,097)	$—	$—
U.S. government securities	2,983	(16)	—	—
Asset-backed securities	5,677	(207)	—	—
Other debt securities	713	(33)	—	—
Total available for sale securities	47,220	(1,353)	—	—
Total debt securities	$47,220	$(1,353)	$—	$—

At December 31, 2021, the Company has determined that the unrealized losses were temporary in nature and did not consider any debt securities to be OTTI.
The following table presents the fair value and unrealized losses of the Company’s debt securities that are in an unrealized loss position and for which an OTTI has not been recognized in earnings at December 31, 2021 (dollars in thousands):

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For 12 Months Or Longer
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. corporate securities	$35,961	$(154)	$—	$—
U.S. government securities	2,996	(1)	—	—
Asset-backed securities	4,938	(22)	—	—
Other debt securities	739	(6)	—	—
Total available for sale securities	44,634	(183)	—	—
Total debt securities	$44,634	$(183)	$—	$—

5.    Property and Equipment
Property and equipment consisted of the following at June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Computer software	$1,253	$1,253
Computer equipment	9,183	9,063
Furniture and fixtures	1,253	1,181
Leasehold improvements	2,005	1,478
Total	13,694	12,975
Less: accumulated depreciation and amortization	(10,487)	(9,965)
Property and equipment, net	$3,207	$3,010

Depreciation and amortization expense for property and equipment totaled $0.3 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and totaled $0.6 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively. Amortization of computer software charged to operations for the three months ended June 30, 2022 and 2021 was immaterial for both periods, and is included in depreciation expense. Amortization of computer software charged to operations for the six months ended June 30, 2022 and 2021 was $0.1 million and $0.1 million, respectively.

6.    Goodwill and Identified Intangible Assets

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
Goodwill
Goodwill was recorded as a result of the acquisition of the Company in 2014 by funds affiliated with Golden Gate Capital and the acquisitions made by the Company in 2019 of Teckst Inc. and SpeechIQ LLC.
Subsequent to the annual impairment test completed during the fourth quarter of 2021, the Company believes there have been no triggering events that would require an impairment review of goodwill outside of the required annual impairment review. No impairment charges were recorded during the three and six months ended June 30, 2022 and 2021.
There were no changes in the carrying amount of goodwill during the six months ended June 30, 2022 or the year ended December 31, 2021.

Identified Intangible Assets
Intangible assets were acquired in connection with the acquisition of the Company in March 2014 by Golden Gate Capital, and the Company’s acquisition of Teckst Inc., SpeechIQ LLC and BusinessPhone in October 2019, December 2019, and February 2021, respectively.
Amortization expense related to the Company’s identified intangible assets was $0.8 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively, and $1.9 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively. On the face of the consolidated statements of operations and comprehensive loss the amortization of technology-based intangible assets is included within cost of revenue, the amortization of marketing-based and customer-based intangible assets are included within sales and marketing expense, and the amortization of the acquired workforce is included within cost of revenue and research and development expense.
Identified intangible assets consisted of the following at June 30, 2022 (dollars in thousands):

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Remaining Life (In Years)
Marketing-based	$1,400	$(1,291)	$109	1.46
Technology-based	18,300	(16,572)	1,728	1.74
Customer-based	27,700	(11,544)	16,156	7.87
Workforce-based	380	(53)	327	8.60
	$47,780	$(29,460)	$18,320
Identified intangible assets consisted of the following at December 31, 2021 (dollars in thousands):

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Remaining Life (In Years)
Marketing-based	$1,400	$(1,253)	$147	1.96
Technology-based	18,300	(15,791)	2,509	2.01
Customer-based	27,700	(10,506)	17,194	8.37
Workforce-based	380	(35)	345	9.10
	$47,780	$(27,585)	$20,195

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
Future amortization of identified intangible assets at June 30, 2022 is shown below (dollars in thousands):

As of June 30, 2022	Amount
Remaining 2022	$1,604
2023	3,189
2024	2,328
2025	2,114
2026	2,096
2027 and beyond	6,989
Total future identified intangible asset amortization	$18,320

7.    Accrued Expenses
Accrued expenses consisted of the following at June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Accrued bonuses	$2,694	$3,580
Accrued paid time off	3,022	2,802
Accrued commissions	1,262	2,748
Other accrued expenses	3,230	4,725
Total accrued expenses	$10,208	$13,855

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
The components of lease expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$555	$548	$1,075	$1,016
Finance lease cost:
Amortization of right-of-use assets	$4	$114	$7	$229
Interest on lease liabilities	1	5	1	12
Total finance lease cost	$5	$119	$8	$241

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
Supplemental cash flow information related to leases was as follows (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$1,168	$942
Financing cash used in finance leases	14	254
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$617	$3,246
Finance leases	—	—
Supplemental balance sheet information related to leases was as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$5,221	$5,483
Operating lease liabilities:
Operating lease liabilities—current	$1,890	$1,946
Operating lease liabilities—less current portion	3,729	4,046
Total operating lease liabilities	$5,619	$5,992
Finance Leases
Property and equipment, gross	$301	$2,182
Less: accumulated depreciation and amortization	(237)	(1,621)
Property and equipment, net	$64	$561
Finance lease liabilities:
Finance lease liabilities—current	$25	$26
Finance lease liabilities—less current portion	—	11
Total finance lease liabilities	$25	$37
Weighted average remaining terms were as follows:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term
Operating Leases	3.40 years	3.58 years
Finance Leases	0.92 years	1.67 years
Weighted average discount rates were as follows:

	June 30, 2022	December 31, 2021
Weighted average discount rate
Operating Leases	8.7%	8.1%
Finance Leases	7.5%	7.5%
Maturities of lease liabilities were as follows (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

As of June 30, 2022	Operating Leases	Finance Leases
Remaining 2022	$1,202	$14
2023	1,974	12
2024	1,274	—
2025	1,114	—
2026	481	—
2027 and beyond	172	—
Total lease payments	6,217	26
Less: imputed interest	(598)	(1)
Total	$5,619	$25

9.    Borrowings Under Term Loan and Line of Credit
At June 30, 2022 and December 31, 2021, term loan borrowings were as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Total term loan obligations	$54,793	$55,020
Less: current portion of term loan	(701)	(561)
Long-term term loan obligations	$54,092	$54,459
The Company entered into a term loan and revolving credit facility with PNC Bank on November 7, 2016 (as amended, the “Credit Facility”), which has been amended several times, more recently as of August 2, 2021. The Credit Facility provides for a $57.6 million term loan, a $5.0 million line of credit and a $1.5 million letter of credit sub-facility. The term loan is due December 31, 2025. Term loan repayments made by the Company totaled $0.1 million and $0.4 million during the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.7 million during the six months ended June 30, 2022 and 2021, respectively.
The Company accounts for previously deferred original issue discount and loan fees in the amount of $0.3 million related to the original Credit Facility dated November 7, 2016, first amendment to the Credit Facility dated February 28, 2018, and third amendment to Credit Facility dated December 16, 2019, and the additional original issue discount in the amount of $0.2 million related to the seventh amendment to Credit Facility dated August 2, 2021 by amortizing and recording to interest expense over the remaining term of the amended Credit Facility using the effective interest method. Third party loan fees totaling $0.1 million associated with the $13.9 million increase of the term loan related to the third amendment to Credit Facility are expensed upon close of the loan. Total unamortized loan costs associated with the term loan totaled $0.4 million and $0.4 million at June 30, 2022 and December 31, 2021, respectively and are recorded within term loan, net of current.
The Company was in compliance with all debt covenants at June 30, 2022 and December 31, 2021 and was in compliance with all debt covenants as of the date of issuance of these consolidated financial statements. There was no unused borrowing capacity under the term loan portion of the Credit Facility at June 30, 2022 or December 31, 2021. There were no amounts outstanding under the revolving portion of the Credit Facility as of June 30, 2022 or December 31, 2021.
Aggregate principal maturities of the term loan as of June 30, 2022 was as follows (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

As of June 30, 2022	Amount to Mature
Remaining 2022	$280
2023	982
2024	1,753
2025	52,158
Total	$55,173
The net carrying amount of the liability component of the term loan was as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Principal	$55,173	$55,454
Less: Unamortized issuance costs	(380)	(434)
Net carrying amount	$54,793	$55,020

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

11.    Related Party Transactions
The Company pays monthly board of director fees plus reimbursement of expenses incurred on behalf of the Company to members of the Company’s board of directors. During the three and six months ended June 30, 2022, board of director fees totaled $0.2 million and $0.4 million, respectively, and expense reimbursements were immaterial during both periods. The Company also granted RSUs to directors on August 18, 2021 under the 2021 Plan. During the three and six months ended June 30, 2022, stock-based compensation expense relating to the RSU awards to the board of directors totaled $0.2 million and $0.3 million, respectively. As of June 30, 2022, the unpaid balance of board of director fees due to related parties was immaterial. During the three and six months ended June 30, 2021, board of director fees totaled $0.1 million and $0.2 million, respectively, and there were no expense reimbursements during either period. In connection with the Merger consummated on June 18, 2021, the VCIP awards granted to the board of directors were liquidated, which resulted in $4.3 million expenses related to the board of directors during the three and six months ended June 30, 2021. As of December 31, 2021, the unpaid balance of board of director fees due to related parties was immaterial.
Prior to the closing of the Merger on June 18, 2021, Old LiveVox paid quarterly management fees plus reimbursement of expenses incurred on behalf of Old LiveVox to funds affiliated with Golden Gate Capital, its majority shareholder pre-Merger. During the three and six months ended June 30, 2021, the Company obtained a refund of management fees totaled $0.1 million and $0, respectively, and expense reimbursements were immaterial for both periods. The payment of management fees and reimbursement of expenses to funds affiliated with Golden Gate Capital has been discontinued since the Merger. There were no management fees or expense reimbursements during the three and six months ended June 30, 2022, and no unpaid balance as of June 30, 2022 or December 31, 2021.
There were no related party accounts receivable as of June 30, 2022 or December 31, 2021.

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
As of June 30, 2022, there were 13,333,328 Warrants outstanding, and no Warrants have been exercised.

13.    Stockholders’ Equity
Common Stock
On June 22, 2021, the Company’s Class A common stock, publicly traded warrants and publicly traded units began trading on Nasdaq under the ticker symbols “LVOX”, “LVOXW” and “LVOXU,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022, the Company had 91,547,358 shares of Class A common stock issued and outstanding (99,091,108 shares of common stock, less 7,543,750 of which are held in an escrow account to be released only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021 (the “Escrowed Shares”)). As of December 31, 2021, 500,000,000 shares of Class A common stock were authorized, and 90,696,977 shares were issued and outstanding (98,240,727 shares of common stock, less 7,543,750 Escrowed Shares).
The accumulated other comprehensive loss and accumulated deficit are included in stockholders’ equity. At June 30, 2022 and December 31, 2021, the accumulated other comprehensive loss totaled $1.9 million and $0.5 million, respectively. The Company’s accumulated deficit totaled $151.8 million and $128.0 million at June 30, 2022 and December 31, 2021, respectively.
Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share. As of June 30, 2022, no shares of LiveVox preferred stock were issued and outstanding. As of December 31, 2021, 25,000,000 shares of preferred stock were authorized, and no shares of preferred stock were issued and outstanding.

14.    Analysis of the Changes in Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets includes foreign currency translation items associated with the Company’s foreign operations, and unrealized gain or loss on the Company’s marketable

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
securities available for sale. Following is an analysis of the changes in accumulated other comprehensive loss, net of applicable taxes, at June 30, 2022 and 2021 (dollars in thousands):

	June 30, 2021
	Foreign currency translation adjustment	Net unrealized loss on marketable securities	Total accumulated other comprehensive loss
Balance, beginning of period	$(206)	$—	$(206)
Other comprehensive income	14	—	14
Balance, end of period	$(192)	$—	$(192)

	June 30, 2022
	Foreign currency translation adjustment	Net unrealized loss on marketable securities	Total accumulated other comprehensive loss
Balance, beginning of period	$(300)	$(177)	$(477)
Other comprehensive loss	(202)	(1,176)	(1,378)
Balance, end of period	$(502)	$(1,353)	$(1,855)

Components of other comprehensive income (loss) and related taxes for the three and six months ended June 30, 2022 and 2021 are as follows (dollars in thousands):

	Three Months Ended June 30,
	2022			2021
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Foreign currency translation adjustment	$(156)	$(3)	$(153)	$(25)	$—	$(25)
Net unrealized loss on marketable securities	(295)	(7)	(288)	—	—	—
Total other comprehensive income (loss)	$(451)	$(10)	$(441)	$(25)	$—	$(25)

	Six Months Ended June 30,
	2022			2021
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Foreign currency translation adjustment	$(199)	$3	$(202)	$14	$—	$14
Net unrealized loss on marketable securities	(1,160)	16	(1,176)	—	—	—
Total other comprehensive income (loss)	$(1,359)	$19	$(1,378)	$14	$—	$14

The amount of net realized loss on sale of marketable securities that has been previously included as net unrealized loss in other comprehensive income (loss) and then reclassified out of other comprehensive income (loss) into earnings during the three and six months ended June 30, 2022 is immaterial. There was no reclassification during the three and six months ended June 30, 2021.

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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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

	June 30, 2022	December 31, 2021
Holding period	2.00 years	2.00 years
Volatility	45.0%	45.0%
Discount for lack of marketability	28.0%	28.0%
Risk-free rate	1.6%	1.6%
MIU activities for the six months ended June 30, 2022 are summarized as follows (in thousands, except for per share data):

	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (1)
Outstanding at December 31, 2021	2,814	$0.79
Granted	—	—
Vested	(704)	0.79
Forfeited	—	—
Outstanding at June 30, 2022	2,110	$0.79	1.13 years
(1) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.

2021 Equity Incentive Plan
On June 16, 2021, the stockholders of the Company approved the 2021 Plan, which became effective upon the closing of the Merger on June 18, 2021. As of June 30, 2022, the number of shares reserved for issuance is 14,682,036. The Company grants RSUs and PSUs to employees, executives, directors, and eligible consultants of the Company.
On May 05, 2022, the Company corrected the terms of the PSUs granted to two executives with a grant date of February 11, 2022, to provide that the upper tranche of the volume-weighted average price per share (the “VWAP”) hurdle be increased from $17.00 to $17.50 with all other terms unchanged. The increase of the upper tranche of VWAP hurdle would not change the fair value of the applicable executives’ PSUs on the modification date or result in incremental compensation cost to recognize, but increased the requisite service period of the modified PSUs. The Company elects to recognize (a) the unrecognized compensation expense remaining from the original grant-date valuation over the remainder of the original requisite service period and (b) the incremental compensation expense over the additional service period. As discussed above, the incremental compensation expense associated with the modification is zero. Therefore, the compensation expense for the modified PSUs is recognized over the remainder of the original requisite service period.
Restricted Stock Units
RSUs are subject to service conditions only. Stock-based compensation expense for RSUs issued to employees is recognized on a straight-line basis over the vesting period for the entire award, reduced for actual forfeited RSUs. Stock-based compensation expense for RSUs issued to nonemployees is recognized as the goods are received or services are performed. The amount of

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
compensation cost recognized at any date must at least equal the portion of the grant-date value of the award that is vested at that date. The fair value of the RSUs is estimated by using the closing price of the Company’s Class A common stock on Nasdaq on the measurement date. As of June 30, 2022, all RSUs granted to employees and nonemployees are classified as equity.
Employee RSU activities for the six months ended June 30, 2022 are summarized as follows (in thousands, except for per share data):

	Equity-classified RSUs - employee (1)
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (2)
Outstanding at December 31, 2021	4,962	$6.44
Granted	2,111	3.39
Vested	(1,049)	6.49
Forfeited	(291)	6.27
Outstanding at June 30, 2022	5,733	$5.32	1.85 years
(1) Represents awards granted to employees, executives and directors of the Company.
(2) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.
The aggregate fair value of employee RSUs outstanding as of June 30, 2022, based on the fair value at the reporting period end, was $9.5 million. The aggregate fair value of employee RSUs vested during the six months ended June 30, 2022, based on the fair value on the vest date, was $1.6 million.
Nonemployee RSU activities for the six months ended June 30, 2022 are summarized as follows (in thousands, except for per share data):

	Equity-classified RSUs - nonemployee (1)
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (2)
Outstanding at December 31, 2021	20	$6.51
Granted	2	4.94
Vested	(6)	6.34
Forfeited	—	—
Outstanding at June 30, 2022	16	$6.34	1.60 years
(1) Represents awards granted to eligible consultants of the Company.
(2) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.
The aggregate fair value of nonemployee RSUs outstanding as of June 30, 2022, based on the fair value at the reporting period end, was immaterial. The aggregate fair value of nonemployee RSUs vested during the six months ended June 30, 2022, based on the fair value on the vest date, was immaterial.
Performance-Based Restricted Stock Units

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
PSUs vest either based on the achievement of predetermined market conditions or based on both service and market conditions. The Company recognizes stock-based compensation expense for PSUs on a tranche-by-tranche basis (i.e., the accelerated attribution method) over an employee’s requisite service period, which is the longer of the time-vesting period or the derived service period inferred from the valuation model. As of June 30, 2022, all PSUs granted to employees are classified as equity, and stock-based compensation expense of equity-classified PSUs is recognized provided that the good is delivered or the service is rendered, regardless of when, if ever, the market conditions are satisfied.
The Company estimates the fair value of the PSUs at each measurement date by using a Monte Carlo simulation. The weighted average assumptions (weighted by relative grant date fair value) used in the Monte Carlo simulation to value PSUs granted during the periods presented are as follows:

	June 30, 2022	December 31, 2021
Stock price	$4.94	$6.13
Measurement period	30.00 years	30.00 years
Expected volatility	47.50%	47.50%
Risk-free rate	2.24%	1.89%
Vesting hurdle 1	$12.50	$12.50
Vesting hurdle 2	$15.00	$15.00
Vesting hurdle 3	$17.50	$17.50
PSU activities for the six months ended June 30, 2022 are summarized as follows (in thousands, except for per share data):

	Equity-classified PSUs - employee (1)
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (2)
Outstanding at December 31, 2021	1,612	$6.50
Granted	125	4.94
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2022	1,737	$6.39	10.42 years
(1) Represents awards granted to employees and executives of the Company.
(2) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.
The aggregate fair value of PSUs outstanding as of June 30, 2022, based on the fair value at the reporting period end, was $2.9 million. None of the PSUs vested during the six months ended June 30, 2022.

Stock-Based Compensation Expense
The following tables present the Company’s stock-based compensation expense by financial statement line item and by award type for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$403	$14	$715	$28
Sales and marketing expense	870	28	1,477	56
General and administrative expense	941	69	1,601	138
Research and development expense	1,209	28	2,109	56
Total stock-based compensation	$3,423	$139	$5,902	$278

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Equity-classified awards:
MIUs	$139	$139	$278	$278
RSUs - employee	2,997	—	5,064	—
RSUs - nonemployee	15	—	23	—
PSUs - employee	272	—	537	—
Total equity-classified awards	3,423	139	5,902	278
Total stock-based compensation	$3,423	$139	$5,902	$278
There were no income tax benefits recognized for the three and six months ended June 30, 2022, related to tax deductions from RSU awards vested. Due to the Company’s net operating loss, the related tax deductions result in deferred tax assets that are fully offset with a valuation allowance. None of the RSUs vested during the three and six months ended June 30, 2021, and therefore there were no income tax benefits recognized during those periods.
As of June 30, 2022, unrecognized stock-based compensation expense related to nonvested awards by award type and their expected weighted-average recognition periods are summarized in the following table (dollars in thousands):

	Unrecognized Stock-based Compensation Expense	Weighted-average Recognition Period (1)
Equity-classified awards:
MIUs	$1,390	2.50 years
RSUs - employee	29,281	3.33 years
RSUs - nonemployee	104	2.98 years
PSUs - employee	10,178	10.42 years
Total equity-classified awards	40,953
Total unrecognized stock-based compensation	$40,953
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

16.    Geographic Information
Disaggregation of Revenue

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
The following table disaggregates the Company’s revenue by geographic area for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$30,756	$27,303	$60,305	$53,732
Americas (excluding United States)	936	653	1,988	1,304
Asia	1,256	918	2,715	1,760
Europe	39	39	72	62
Total revenue	$32,987	$28,913	$65,080	$56,858
In addition, 99.5% of the Company’s revenue is denominated in U.S. dollars and 0.5% is denominated in foreign currencies.
Property and Equipment
The following table summarizes total property and equipment, net in the respective locations at June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
United States	$1,680	$1,989
Americas (excluding United States)	401	367
Asia	1,126	654
Property and equipment, net	$3,207	$3,010
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
The provision for (benefit from) income taxes was $(0.2) million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively. The benefit from or provision for income taxes for the three and six months ended June 30, 2022 and 2021 consisted primarily of foreign and state income taxes.
The effective tax rates were 2.21% and (0.07)% for the three months ended June 30, 2022 and 2021, respectively, and (1.38)% and (0.11)% for the six months ended June 30, 2022 and 2021, respectively. The change in the effective tax rate for the six months ended June 30, 2022, relative to 2021, was primarily attributable to an increase in foreign taxes and certain nondeductible expense.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, India and Colombia. The tax returns are subject to statutes of limitations that vary by jurisdiction. At June 30, 2022, the Company remains subject to U.S. and certain state income tax examinations for tax years 2018 through 2021, and in certain other states for tax years 2017 through 2021. However, due to the Company’s net operating loss carryforwards in various jurisdictions, tax authorities have the ability to adjust carryforwards related to closed years.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
18.    Retirement Benefit Plan
The Company amended its existing 401(k) plan (the “Plan”) effective on July 1, 2018. The amended Plan covers eligible employees immediately upon employment with the Company. Participants may contribute up to a maximum percentage of their annual compensation to the Plan as determined by the Company limited to the maximum annual amount set by the Internal Revenue Service. The Plan provides for traditional tax-deferred and Roth 401(k) contribution options. Prior to the Plan amendment, the Company did not provide a matching contribution. The Company began matching fifty percent of the employee contribution up to a maximum of $200 per pay period, limited to $4,800 annually, upon adoption of the Plan. One hundred percent of the employer match vests immediately. The Company made matching contributions totaling $0.3 million and $0.3 million during the three months ended June 30, 2022 and 2021, respectively, and $0.7 million and $0.5 million during the six months ended June 30, 2022 and 2021, respectively.

19.    Fair Value Measurement
The following table sets forth the fair value of the Company’s assets and liabilities at June 30, 2022 (dollars in thousands):

	Level 1	Level 2	Level 3	Totals
Cash and cash equivalents	$29,873	$—	$—	$29,873
Restricted cash	100	—	—	100
Marketable securities	—	47,220	—	47,220
Total assets	$29,973	$47,220	$—	$77,193

Term loan	$—	$54,793	$—	$54,793
Finance lease obligations	—	25	—	25
Warrant liability—Forward Purchase Warrants	—	—	283	283
Total liabilities	$—	$54,818	$283	$55,101
The following table sets forth the fair value of the Company’s assets and liabilities at December 31, 2021 (dollars in thousands):

	Level 1	Level 2	Level 3	Totals
Cash and cash equivalents	$47,217	$—	$—	$47,217
Restricted cash	100	—	—	100
Marketable securities	—	49,374	—	49,374
Total assets	$47,317	$49,374	$—	$96,691

Term loan	$—	$55,020	$—	$55,020
Finance lease obligations	—	37	—	37
Warrant liability—Forward Purchase Warrants	—	—	767	767
Total liabilities	$—	$55,057	$767	$55,824
Level 1 and Level 2 of the Fair Value Hierarchy
As of June 30, 2022 and December 31, 2021, the carrying amounts of the Company’s cash, cash equivalents and restricted cash approximate their fair values due to their short maturities and have been classified as Level 1 of the fair value hierarchy. The fair value of the term loan and finance lease obligations approximates their carrying value. The fair value is determined based on observable inputs on the price of the term loan in the market and has been classified as Level 2 of the fair value hierarchy. The fair value of the Company’s AFS debt securities is determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers and has been classified as Level 2 of the fair value hierarchy. Refer to Note 4 for additional information regarding the fair value of the Company’s marketable securities.
Level 3 of the Fair Value Hierarchy

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
The Company’s liability related to the Forward Purchase Warrants is measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. There were no other assets or liabilities measured at fair value on a recurring basis at June 30, 2022 or December 31, 2021.
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
The following table provides quantitative information regarding assumptions used in the Black Scholes option-pricing model to determine the fair value of the Forward Purchase Warrants:

	June 30, 2022	December 31, 2021
Stock price	$1.66	$5.15
Exercise price	$11.50	$11.50
Contractual term	4.00 years	4.50 years
Expected volatility	80.00%	47.50%
Risk-free rate	3.00%	1.20%
Dividend yield	0.00%	0.00%
Changes in the Level 3 Fair Value Measurement
The changes in fair value of the Level 3 liabilities are as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Balance, beginning of period	$767	$286
VCIP/OBIP payments	—	(286)
Closing-date fair value of warrant liability	—	2,008
Changes in fair value of warrant liability	(484)	(1,241)
Balance, end of period	$283	$767
During the three and six months ended June 30, 2022, the gain recognized due to decrease in the fair value of warrant liability was $0.1 million and $0.5 million, respectively, and was recorded within other income (expense), net in the consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2021, the gain recognized due to decrease in the fair value of warrant liability was $0.4 million for both periods.

20.    Basic and Diluted Loss Per Share

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of Class A common stock outstanding during the period, including vested stock-based payment awards and excluding any unvested stock-based payment awards and shares withheld to cover employees’ withholding taxes upon vesting of stock-based payment awards. Diluted net loss per share is computed giving effect to all potentially dilutive shares of Class A common stock, including Class A common stock issuable upon vesting of stock-based payment awards and contingent earnout shares. Basic and diluted loss per share was the same for each period presented as the inclusion of all potential Class A common stock outstanding would have been antidilutive.
The computation of loss per share and weighted average shares of the Company’s common stock outstanding for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Loss attributable to common stockholders—basic and diluted	$(10,780)	$(75,843)	$(23,767)	$(80,018)
Denominator:
Weighted average shares outstanding—basic and diluted	91,562	69,945	91,520	68,291
Loss per share:
Basic and diluted	$(0.12)	$(1.08)	$(0.26)	$(1.17)
The following outstanding common stock equivalents were either considered antidilutive or were contingently issuable upon the resolution of their contingencies, and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earn-Out Shares (1)	5,000	5,000	5,000	5,000
Lock-Up Shares (2)	2,544	2,544	2,544	2,544
Finders Agreement Shares (3)	1,644	1,644	1,644	1,644
Warrants to purchase common stock	13,333	13,333	13,333	13,333
Shares withheld to cover employees’ withholding taxes upon vesting of RSUs	205	—	205	—
Unvested RSUs	5,749	—	5,749	—
Unvested PSUs	1,737	—	1,737	—
Total	30,212	22,521	30,212	22,521
(1) As additional consideration payable to the LiveVox Stockholder, the Company issued 5,000,000 shares of Class A common stock (the “Earn-Out Shares”) held in an escrow account to be released only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021. No contingent consideration shares were issued or released during the three and six months ended June 30, 2022.
(2) Represents 2,543,750 shares of converted Class A common stock held by the SPAC sponsor and certain independent directors (the “Lock-Up Shares”) immediately following the closing, which were placed in an escrow account to be subject to release only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
during the seven-year period beginning June 18, 2021. No contingent consideration shares were issued or released during the three and six months ended June 30, 2022.
(3) Represents 1,643,750 shares of Class A common stock (the “Finders Agreement Shares”) to be issued only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021, pursuant to the terms of the Finders Agreement. No contingent consideration shares were issued during the three and six months ended June 30, 2022.

21.    Commitments and Contingencies
Commitments
As of June 30, 2022 and December 31, 2021, $55.2 million and $55.5 million of the term loan principal was outstanding, respectively. The term loan is due December 31, 2025. See Note 9 for more information.
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
Indemnification Agreements
The Company has entered into indemnification agreements with its directors, officers and certain employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. As of June 30, 2022 and December 31, 2021, there were no claims that the Company is aware of that could have a material effect on its consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
Litigation and Claims
From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, investigations, and litigation.
The Company is engaged in two collection actions against former customers who defaulted in their contractual obligations. One of those customers has filed counterclaims against LiveVox, also alleging breach of contract. LiveVox is vigorously defending against these counterclaims, which it believes to be without merit, while pursuing its own claims in these matters. In addition, the Company was served with a complaint by another former customer for claims associated with their purchase of the LiveVox platform. LiveVox believes the claims asserted against it in this matter to be without merit, and has filed a demurrer in this action. The Company does not expect that any of these cases will have a material adverse effect on its business operations or financial position. As of the date of issuance of these consolidated financial statements, a potential loss as a result of the aforementioned cases is neither probable nor estimable.

22.    Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.
Finders Agreement Shares
On July 19, 2022, pursuant to Finders Agreement made and entered into as of January 13, 2021, by and among the Company and Neuberger Berman BD LLC (“Neuberger”), the Company issued 781,250 shares of Class A common stock to Neuberger as consideration for the performance by Neuberger of its obligations under the Finders Agreement.
RSU Grants

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
On August 5, 2022, pursuant to the Company’s 2021 Plan, the Compensation Committee of the Company approved the grant of 2,025,464 RSU awards to employees, executives, directors and eligible consultants, and authorized the CEO to approve the grant of 132,750 RSUs to employees. Each RSU had a grant date fair value of $2.02. The total stock-based compensation expense of $4.4 million shall be amortized on a straight-line basis over the vesting period (i.e., approximately 45 months to 48 months for employees’, executives’ and eligible consultants’ RSUs and approximately 10 months for directors’ RSUs) into cost of revenue and operating expenses within the consolidated statements of operations and comprehensive loss.

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
We typically sell our products to customers under one- to four-year subscription contracts that stipulate a minimum amount of monthly usage and associated revenue with the ability for the customer to consume more usage above the minimum contract amount each month. Our subscription revenue is comprised of the minimum usage revenue under contract (which we call “contract revenue”) and amounts billed for usage above the minimum contract value (which we call “excess usage revenue”), both of which are recognized on a monthly basis following deployment to the customer. Excess usage revenue is deemed to be specific to the month in which the usage occurs, since the minimum usage commitments reset at the beginning of each month. Subscription revenue (i.e., contract revenue and excess usage revenue) accounted for 98.1% and 97.9% for the three and six months ended June 30, 2022, respectively, and 97.7% and 97.7% for the three and six months ended June 30, 2021, respectively, of our total revenue with the remainder consisting of professional services and other non-recurring revenue derived from the implementation of our products.

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
In March of fiscal 2020, we began to experience softness in our excess usage revenue in relation to our contract revenue (as evidenced by the calculation of total revenue divided by contract revenue which we call the “usage multiplier”) as a result of the COVID-19 pandemic and this softness continued to persist through the end of fiscal 2021. We attribute this softness to financial stimulus packages designed to address the financial hardships of Americans brought about by the COVID-19 pandemic which allowed many of our customers in the collections industry to meet their collection goals with fewer interactions with debtors. As a result, our usage multiplier declined sequentially from the fourth quarter of fiscal 2020 to the second quarter of fiscal 2021. In the second half of fiscal 2021 our usage multiplier increased slightly over the second quarter of fiscal 2021, but remained below the first quarter of fiscal 2021. When the effects of the pandemic and the associated financial stimulus (including, but not limited to direct stimulus payments, extensions and enhancements of unemployment benefits and loan forbearances) dissipate and there is a return to growth in consumer debt relative to disposable income, we believe the usage multiplier will recover to normal historical levels. As that relationship moves towards normal historical levels, our excess usage revenue is likely to grow faster than our contract revenue. The impact of COVID-19 in the first and second quarter of fiscal 2022 is described under “—Usage Impacts on the First Quarter of Fiscal 2022 relative to the Fourth Quarter of Fiscal 2021—” and “—Usage Impacts on the Second Quarter of Fiscal 2022 relative to the First Quarter of Fiscal 2022—” below.

Impact of Consumer Financial Protection Bureau (CFPB) Seven Voice Attempts In Seven Days Ruling
The dialing practices of several of our larger BPOs and collection customers were constrained by Regulation F, which took effect on November 30, 2021. Regulation F governs third-party debt collectors and, among other things, limits the number of call attempts that a debt collector may make to a consumer to seven calls per account within a seven day period (sometimes referred to as “7 in 7”). Once the debt collector makes actual contact with a consumer, the debt collector may not call the consumer again about that same account for a seven-day period. Excess usage revenue in December 2021 was impacted by approximately $1.0 million as many customers conservatively changed their dialing pattern to less than 7 in 7. We have been actively presenting a best practice designed to enhance our customers’ profitability that replaces their previous behavior with a Regulation F-compliant calling regimen supplemented by best-time dial technology and/or 2 text messages per week. Sales of our Attempt Supervisor product have increased in the fourth quarter of fiscal 2021, and while we expect sales of this product to continue to increase in 2022, we continue to believe the conservative dialing behavior demonstrated by our customers immediately following the implementation of Regulation F will be replaced by behavior that optimizes the profitability of our customers in the future. We believe that our recommended best practices, if implemented, will result in higher collection results for our customers, at a lower labor cost with a slight increase in software costs. However, there can be no assurance as to when our customers will adopt our recommended Regulation F-compliant practices, if at all. For the fourth quarter of fiscal 2021, our usage multiplier was unfavorably impacted by approximately 0.04x. The impact of Regulation F rules in the first and second quarter of fiscal 2022 is described under “—Usage Impacts on the First Quarter of Fiscal 2022 relative to the Fourth Quarter of Fiscal 2021—” and “—Usage Impacts on the Second Quarter of Fiscal 2022 relative to the First Quarter of Fiscal 2022—” below.

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

Usage Impacts on the Second Quarter of Fiscal 2022 relative to the First Quarter of Fiscal 2022
Our business and operating results in the second quarter of fiscal 2022 were affected by a number of variables, including:
•Regulation F rules have been in effect since November of 2021. It remains unclear how many customers have adopted our recommended best practices;

•We believe increased originations and delinquencies are leading indicators of the expected dissipation of the effects of the COVID-19 pandemic and the associated financial stimulus. In the second quarter of fiscal 2022, these increases have translated, and we believe will continue to translate into higher minute and digital volumes over time;
•A slight decrease in volume for our collections customers as the absence of tax refunds after tax season translates into lower collections yields;
•The cumulative effect of external events on the behavior of our customers, a tight labor market, increased uncertainty caused by higher inflation and the invasion of Ukraine by Russia; and
•Our mix of non-recurring and professional services revenue declined from 2.4% of total revenue in the first quarter of fiscal 2022 to 1.9% in the second quarter of fiscal 2022, driving a 0.01x unfavorable reduction in the multiplier.
The combined effect of these variables has unfavorably impacted our usage multiplier metric which measures the relationship between total revenue and contracted revenue. Total revenue divided by contracted revenue decreased from 1.27x in the first quarter of fiscal 2022 to 1.23x in the second quarter of fiscal 2022. While we can quantify the effect of product mix on the multiplier indicator, we cannot differentiate the impact of the other variables. However, like last quarter, our collections customers were flat sequentially, indicating that the decline was driven by our blended BPOs and customer engagement customer categories.

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

LTM Net Revenue Retention Rate
We believe that our LTM Net Revenue Retention Rate provides us and investors with insight into our ability to retain and grow revenue from our customers and is a meaningful measure of the long-term value of our customer relationships. We calculate LTM Net Revenue Retention Rate by dividing the recurring revenue recognized during the most recent LTM period by the recurring revenue recognized during the LTM period immediately preceding the most recent LTM period, provided, however, that recurring revenue from a customer in the most recent LTM period is excluded from the calculation if recurring revenue was not recognized from that customer in the preceding LTM period. Customers who cease using our products during the most recent LTM period are included in the calculation. For example, LTM Net Revenue Retention for the 12-month period ending June 2022 includes recurring revenue from all customers for whom revenue was recognized from July of 2020 to June of 2021 regardless of whether such customers increased, decreased, or stopped their use of our products during that period (i.e., old customers), but excludes recurring revenue from all customers who began using our services from July of 2021 to June of 2022 (i.e., new customers). We define monthly recurring revenue as recurring monthly contract and excess usage revenue, which we calculate separately from one-time, non-recurring revenue by month by customer. We consider all contract and excess usage revenue, which represents 98% of our revenue, to be recurring revenue as all of our contracts provide for a minimum commitment amount. We consider professional services revenue and one-time adjustments, which are booked on a one-time, nonrecurring basis, to be non-recurring revenue. Professional services and other one-time adjustments are generally not material to the result of the calculation. However, one-time non-recurring revenue is important with respect to timing as we bill installation and non-standard statement of work fees immediately and recognize the revenue as the work is completed, which is generally in advance of the beginning of recurring revenue which is when we recognize the beginning of the LTM period immediately preceding the most recent LTM period.
The following table shows our LTM Net Revenue Retention Rate for the periods presented:

	Twelve Months Ended June 30,		Twelve Months Ended December 31,
	2022	2021	2021	2020
LTM Net Revenue Retention Rate	108%	105%	105%	106%
Our LTM Net Revenue Retention Rate reflects the expansion over time of our existing customers as they add new products and additional units of service. A much higher percentage of the product revenue from our customers is contracted on our per minute pricing model with a minimum commitment as compared to our per agent pricing model with minimum commitments for both agents and units of service.
Our LTM Net Revenue Retention Rate increased by 3 percentage points, to 108% in the twelve months ended June 30, 2022 from 105% in the twelve months ended June 30, 2021 primarily as a result of the tapering of the impact of COVID-19 and the related decrease in excess usage revenue that occurred from the first quarter of fiscal 2020 (which is no longer included in the calculation to the third quarter of 2020). In addition, monthly minimum contract revenue for customers grew by 22% from the twelve months ended June 30, 2021 to the twelve months ended June 30, 2022.
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of Adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of these limitations, presentation of our consolidated financial statements in accordance with U.S. GAAP and reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate Adjusted EBITDA as net loss before (a) depreciation and amortization, (b) long-term equity incentive bonus, (c) stock-based compensation expense, (d) interest expense, net, (e) change in the fair value of warrant liability, (f) other expense, net, (g) provision for (benefit from) income taxes, and (h) other items that do not directly affect what we consider to be our core operating performance.
The following table shows a reconciliation of net loss to Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2022	2021	2022	2021
Net loss	$(10,780)	$(75,843)	$(23,767)	$(80,018)
Non-GAAP adjustments:
Depreciation and amortization (1)	1,085	1,602	2,431	3,205
Long-term equity incentive bonus and stock-based compensation expenses (2)(3)	3,423	69,423	5,902	69,965
Interest expense, net	744	941	1,494	1,885
Change in the fair value of warrant liability	(92)	(375)	(484)	(375)
Other expense, net	113	32	49	25
Acquisition and financing related fees and expenses (4)	—	1,041	—	1,041
Transaction-related costs (4)	183	570	183	1,303
Golden Gate Capital management fee expenses (4)	—	(25)	—	146
Provision for (benefit from) income taxes	(229)	51	315	86
Adjusted EBITDA	$(5,553)	$(2,583)	$(13,877)	$(2,737)

(1) Depreciation and amortization expenses included in our results of operations are as follows (dollars in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2022	2021	2022	2021
Cost of revenue	$342	$911	$952	$1,858
Sales and marketing expense	613	602	1,221	1,178
General and administrative expense	94	54	186	102
Research and development expense	36	35	72	67
Total depreciation and amortization	$1,085	$1,602	$2,431	$3,205

(2) Long-term equity incentive bonus included in our results of operations are as follows (dollars in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2022	2021	2022	2021
Cost of revenue	$—	$9,619	$—	$9,658
Sales and marketing expense	—	17,964	—	18,087
General and administrative expense	—	18,307	—	18,401
Research and development expense	—	23,394	—	23,541
Total long-term equity incentive bonus	$—	$69,284	$—	$69,687

(3) Stock-based compensation expenses included in our results of operations are as follows (dollars in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2022	2021	2022	2021
Cost of revenue	$403	$14	$715	$28
Sales and marketing expense	870	28	1,477	56
General and administrative expense	941	69	1,601	138
Research and development expense	1,209	28	2,109	56
Total stock-based compensation expenses	$3,423	$139	$5,902	$278

(4) Included in general and administrative expense for all periods presented.

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
The following table shows a reconciliation of gross profit to Non-GAAP gross profit for the periods presented (dollars in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2022	2021	2022	2021
Gross profit	$20,439	$7,298	$38,900	$24,063
Depreciation and amortization	342	911	952	1,858
Long-term equity incentive bonus and stock-based compensation expenses	403	9,633	715	9,686
Non-GAAP gross profit	$21,184	$17,842	$40,567	$35,607

Gross margin %	62.0%	25.2%	59.8%	42.3%
Non-GAAP gross margin %	64.2%	61.7%	62.3%	62.6%

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

Results of Operations
Comparison of the three months ended June 30, 2022 and 2021 (dollars in thousands)
The following tables summarize key components of our results of operations for the three months ended June 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended June 30, (unaudited)
	2022	2021
Revenue	$32,987	$28,913
Cost of revenue	12,548	21,615
Gross profit	20,439	7,298
Operating expenses
Sales and marketing expense	14,970	27,685
General and administrative expense	7,546	24,637
Research and development expense	8,167	30,169
Total operating expenses	30,683	82,491
Loss from operations	(10,244)	(75,193)
Interest expense, net	744	941
Change in the fair value of warrant liability	(92)	(375)
Other expense, net	113	32
Total other expense, net	765	598
Pre-tax loss	(11,009)	(75,791)
Provision for (benefit from) income taxes	(229)	52
Net loss	$(10,780)	$(75,843)
Net loss per share—basic and diluted	$(0.12)	$(1.08)
Weighted average shares outstanding—basic and diluted	91,562	69,945

Revenue

	Three Months Ended June 30, (unaudited)
	2022	2021	$ Change	% Change
Revenue	$32,987	$28,913	$4,074	14.1%

Revenue increased by $4.1 million, or 14.1%, to $33.0 million in the three months ended June 30, 2022 from $28.9 million in the three months ended June 30, 2021, primarily due to 19.7% growth in contracted revenue driven by the acquisition of new customers and upsells to our existing customer base, partially offset by a reduction in usage driven by several variables as discussed above.
Cost of revenue

	Three Months Ended June 30, (unaudited)
	2022	2021	$ Change	% Change
Cost of revenue	$12,548	$21,615	$(9,067)	(41.9)%
% of revenue	38.0%	74.8%

Cost of revenue decreased by $9.1 million, or 41.9%, to $12.5 million in the three months ended June 30, 2022 from $21.6 million in the three months ended June 30, 2021. The decrease was attributable primarily to decrease in personnel costs of $9.5 million, of which $9.6 million was associated with our Value Creation Incentive Plan (“VCIP”) and Option-based Incentive Plan (“OBIP”) awards that fully vested and were recorded as compensation expense upon a liquidity event (i.e., the Merger) in the second quarter of fiscal 2021. The decrease in personnel costs were partially offset by increase in stock-based compensation expenses of $0.4 million associated with restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) granted under the 2021 Equity Incentive Plan (the “2021 Plan”) since the third quarter of fiscal 2021 after the Merger.
Gross profit

	Three Months Ended June 30, (unaudited)
	2022	2021	$ Change	% Change
Gross profit	$20,439	$7,298	$13,141	180.1%
Gross margin percentage	62.0%	25.2%

Gross profit increased by $13.2 million, or 180.1%, to $20.5 million in the three months ended June 30, 2022 from $7.3 million in the three months ended June 30, 2021. The increase in gross profit was a result of increased revenue of $4.1 million and decreased personnel costs of $9.5 million related to VCIP and OBIP awards, which were partially offset by increased stock-based compensation expenses of $0.4 million related to RSUs and PSUs, described above.
Sales and marketing expense

	Three Months Ended June 30, (unaudited)
	2022	2021	$ Change	% Change
Sales and marketing expense	$14,970	$27,685	$(12,715)	(45.9)%
% of revenue	45.4%	95.8%

Sales and marketing expense decreased by $12.7 million, or 45.9%, to $15.0 million in the three months ended June 30, 2022 from $27.7 million in the three months ended June 30, 2021. The decrease was attributable primarily to decrease in personnel costs of $15.7 million, of which $18.0 million was associated with our VCIP and OBIP awards that fully vested and were recorded as compensation expense upon a liquidity event (i.e., the Merger) in the second quarter of fiscal 2021. The decrease in personnel costs were partially offset by increase in marketing, promotions and tradeshows expenses of $1.0 million, increase in stock-based compensation expenses of $0.8 million associated with the RSUs and PSUs granted under the 2021 Plan since the third quarter of fiscal 2021, increase in travel costs of $0.5 million, and increase in miscellaneous sales and marketing expenses of $0.5 million.
General and administrative expense

	Three Months Ended June 30, (unaudited)
	2022	2021	$ Change	% Change
General and administrative expense	$7,546	$24,637	$(17,091)	(69.4)%
% of revenue	22.9%	85.2%

General and administrative expense decreased by $17.1 million, or 69.4%, to $7.5 million in the three months ended June 30, 2022 from $24.6 million in the three months ended June 30, 2021. The decrease was attributable primarily to decrease in personnel costs of $18.2 million, of which $18.3 million was associated with our VCIP and OBIP awards that fully vested and were recorded as compensation expense upon a liquidity event (i.e., the Merger) in the second quarter of fiscal 2021. The decrease in personnel costs were partially offset by increase in stock-based compensation expenses of $0.9 million associated with RSUs and PSUs granted under the 2021 Plan since the third quarter of fiscal 2021.
Research and development expense

	Three Months Ended June 30, (unaudited)
	2022	2021	$ Change	% Change
Research and development expense	$8,167	$30,169	$(22,002)	(72.9)%
% of revenue	24.8%	104.3%

Research and development expense decreased by $22.0 million, or 72.9%, to $8.2 million in the three months ended June 30, 2022 from $30.2 million in the three months ended June 30, 2021. The decrease was attributable primarily to decrease in personnel costs of $23.0 million, of which $23.4 million was associated with our VCIP and OBIP awards that fully vested and were recorded as compensation expense upon a liquidity event (i.e., the Merger) in the second quarter of fiscal 2021. The decrease in personnel costs were partially offset by increase in stock-based compensation expenses of $1.2 million associated with the RSUs and PSUs granted under the 2021 Plan since the third quarter of fiscal 2021.
Interest expense, net

	Three Months Ended June 30, (unaudited)
	2022	2021	$ Change	% Change
Interest expense, net	$744	$941	$(197)	(20.9)%
% of revenue	2.3%	3.3%

Interest expense, net decreased by $0.2 million, or 20.9%, to $0.7 million in the three months ended June 30, 2022 from $0.9 million in the three months ended June 30, 2021. The decrease was attributable primarily to increase in interest income of $0.2 million associated with the marketable securities which we invested since the fourth quarter of fiscal 2021.
Change in the fair value of warrant liability

	Three Months Ended June 30, (unaudited)
	2022	2021	$ Change	% Change
Change in the fair value of warrant liability	$(92)	$(375)	$283	(75.5)%
% of revenue	(0.3)%	(1.3)%

Gain recognized due to change in the fair value of warrant liability decreased by $0.3 million, or 75.5%. The decrease was attributable primarily to decrease in fair value of Forward Purchase Warrants of $0.1 million in the three months ended June 30, 2022 compared to decrease in fair value of $0.4 million in the three months ended June 30, 2021. For more information, see Note 19 of the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Comparison of the six months ended June 30, 2022 and 2021
The following tables summarize key components of our results of operations for the six months ended June 30, 2022 and 2021 (in thousands, except per share data):

	Six Months Ended June 30, (unaudited)
	2022	2021
Revenue	$65,080	$56,858
Cost of revenue	26,180	32,795
Gross profit	38,900	24,063
Operating expenses
Sales and marketing expense	29,622	36,593
General and administrative expense	15,014	29,517
Research and development expense	16,657	36,349
Total operating expenses	61,293	102,459
Loss from operations	(22,393)	(78,396)
Interest expense, net	1,494	1,885
Change in the fair value of warrant liability	(484)	(375)
Other expense, net	49	25
Total other expense, net	1,059	1,535
Pre-tax loss	(23,452)	(79,931)
Provision for income taxes	315	87
Net loss	$(23,767)	$(80,018)
Net loss per share—basic and diluted	$(0.26)	$(1.17)
Weighted average shares outstanding—basic and diluted	91,520	68,291

Revenue

	Six Months Ended June 30, (unaudited)
	2022	2021	$ Change	% Change
Revenue	$65,080	$56,858	$8,222	14.5%

Revenue increased by $8.2 million, or 14.5%, to $65.1 million in the six months ended June 30, 2022 from $56.9 million in the six months ended June 30, 2021, primarily due to 20.5% growth in contracted revenue driven by the acquisition of new customers and upsells to our existing customer base, partially offset by a reduction in usage driven by several variables as discussed above.

Cost of revenue

	Six Months Ended June 30, (unaudited)
	2022	2021	$ Change	% Change
Cost of revenue	$26,180	$32,795	$(6,615)	(20.2)%
% of revenue	40.2%	57.7%

Cost of revenue decreased by $6.6 million, or 20.2%, to $26.2 million in the six months ended June 30, 2022 from $32.8 million in the six months ended June 30, 2021. The decrease was attributable primarily to decrease in personnel costs of $9.0 million, of which $9.7 million was associated with our VCIP and OBIP awards that fully vested and were recorded as compensation expense upon a liquidity event (i.e., the Merger) in the second quarter of fiscal 2021. The decrease in personnel costs were partially offset by increase in cloud data center costs of $1.6 million while we continue to build out new virtual production instances to migrate customers from our co-location deployment. With the transition to the cloud complete in late 2021, going forward, we expect continued benefit from reduced technical debt (i.e., a concept in software development that reflects the implied cost of additional rework caused by choosing an easy solution now instead of using a better approach that would take longer), increased development efficiency and significantly reduced capital expenditure needs. Stock-based compensation expenses increased by $0.7 million associated with RSUs and PSUs granted under the 2021 Plan since the third quarter of fiscal 2021.

Gross profit

	Six Months Ended June 30, (unaudited)
	2022	2021	$ Change	% Change
Gross profit	$38,900	$24,063	$14,837	61.7%
Gross margin percentage	59.8%	42.3%

Gross profit increased by $14.8 million, or 61.7%, to $38.9 million in the six months ended June 30, 2022 from $24.1 million in the six months ended June 30, 2021. The increase in gross profit was a result of increased revenue of $8.2 million and decreased personnel costs of $9.0 million related to VCIP and OBIP awards, which were partially offset by increased cloud data center costs of $1.6 million and increased stock-based compensation expenses of $0.7 million related to RSUs and PSUs, described above.

Sales and marketing expense

	Six Months Ended June 30, (unaudited)
	2022	2021	$ Change	% Change
Sales and marketing expense	$29,622	$36,593	$(6,971)	(19.1)%
% of revenue	45.5%	64.4%

Sales and marketing expense decreased by $7.0 million, or 19.1%, to $29.6 million in the six months ended June 30, 2022 from $36.6 million in the six months ended June 30, 2021. The decrease was attributable primarily to decrease in personnel costs of $12.3 million, of which $18.1 million was associated with our VCIP and OBIP awards that fully vested and were recorded as compensation expense upon a liquidity event (i.e., the Merger) in the second quarter of fiscal 2021. The decrease in personnel costs were partially offset by increase in marketing, promotions and tradeshow expenses of $1.7 million, increase in stock-based compensation expenses of $1.4 million associated with the RSUs and PSUs granted under the 2021 Plan since the third quarter of fiscal 2021, increase in travel expenses of $1.3 million as travel restrictions related to the COVID-19 pandemic continued to ease, and increase in miscellaneous sales and marketing expenses of $0.4 million.

General and administrative expense

	Six Months Ended June 30, (unaudited)
	2022	2021	$ Change	% Change
General and administrative expense	$15,014	$29,517	$(14,503)	(49.1)%
% of revenue	23.1%	51.9%

General and administrative expense decreased by $14.5 million, or 49.1%, to $15.0 million in the six months ended June 30, 2022 from $29.5 million in the six months ended June 30, 2021. The decrease was attributable primarily to decrease in personnel costs of $17.4 million, of which $18.4 million was associated with our VCIP and OBIP awards that fully vested and were recorded as compensation expense upon a liquidity event (i.e., the Merger) in the second quarter of fiscal 2021. The decrease in personnel costs were partially offset by increase in stock-based compensation expenses of $1.5 million associated with the RSUs and PSUs granted under the 2021 Plan since the third quarter of fiscal 2021, increase in miscellaneous general and administrative expenses of $0.9 million primarily attributable to directors’ and officers’ insurance, increase in software expenses of $0.3 million and increase in office space and utilities expenses of $0.3 million.

Research and development expense

	Six Months Ended June 30, (unaudited)
	2022	2021	$ Change	% Change
Research and development expense	$16,657	$36,349	$(19,692)	(54.2)%
% of revenue	25.6%	63.9%

Research and development expense decreased by $19.7 million, or 54.2%, to $16.7 million in the six months ended June 30, 2022 from $36.3 million in the six months ended June 30, 2021. The decrease was attributable primarily to decrease in personnel costs of $21.9 million, of which $23.5 million was associated with our VCIP and OBIP awards that fully vested and were recorded as compensation expense upon a liquidity event (i.e., the Merger) in the second quarter of fiscal 2021. The decrease in personnel costs were partially offset by increase in stock-based compensation expenses of $2.1 million associated with the RSUs and PSUs granted under the 2021 Plan since the third quarter of fiscal 2021.

Interest expense, net

	Six Months Ended June 30, (unaudited)
	2022	2021	$ Change	% Change
Interest expense, net	$1,494	$1,885	$(391)	(20.7)%
% of revenue	2.3%	3.3%

Interest expense, net decreased by $0.4 million, or 20.7%, to $1.5 million in the six months ended June 30, 2022 from $1.9 million in the six months ended June 30, 2021. The decrease was attributable primarily to increased interest income of $0.4 million associated with the marketable securities which we invested since the fourth quarter of fiscal 2021.

Change in the fair value of warrant liability

	Six Months Ended June 30, (unaudited)
	2022	2021	$ Change	% Change
Change in the fair value of warrant liability	$(484)	$(375)	$(109)	29.1%
% of revenue	(0.7)%	(0.7)%

Gain recognized due to change in the fair value of warrant liability increased by $0.1 million, or 29.1%. The increase was attributable primarily to decrease in fair value of Forward Purchase Warrants of $0.5 million in the six months ended June 30, 2022 compared to decrease in fair value of $0.4 million in the six months ended June 30, 2021. For more information, see Note 19 of the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Liquidity and Capital Resources
Sources of Cash
LiveVox’s consolidated financial statements have been prepared assuming the Company will continue as a going concern for the 12-month period from the date of issuance of the consolidated financial statements, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s main sources of liquidity are cash generated by operating cash flows and debt. For the six months ended June 30, 2022 and 2021, the Company’s cash flow used in operating activities was $16.4 million and $9.6 million, respectively.
As of June 30, 2022 and December 31, 2021, the Company held cash and cash equivalents of $29.9 million and $47.2 million, respectively. In addition, the Company had restricted cash of $0.1 million as of both June 30, 2022 and December 31, 2021, related to the holdback amount for an acquisition the Company made in 2019. The Company also held marketable securities of $47.2 million and $49.4 million as of June 30, 2022 and December 31, 2021, respectively.
The term loan and revolving credit facility that the Company entered into with PNC Bank, as amended (the “Credit Facility”), provides for a $57.6 million term loan, a $5.0 million line of credit and a $1.5 million letter of credit sub-facility. The Credit Facility is collateralized by a first-priority perfected security interest in substantially all the assets of the Company and is subject to certain financial covenants before and after a covenant conversion date. Covenant conversion may be elected early by the Company if certain criteria are met, including, but not limited to, meeting fixed charge coverage and liquidity ratio targets as of the most recent twelve-month period. Prior to the covenant conversion date, the Company is required to maintain minimum levels of liquidity and recurring revenue. As of the covenant conversion date, the Company is required to maintain the Fixed Charge Coverage Ratio and Leverage Ratio (as defined in the Credit Facility) measured on a quarter-end basis for the four-quarter period ending on each such date through the end of the agreement. The term loan is due December 31, 2025. The Company was in compliance with all debt covenants at June 30, 2022 and December 31, 2021 and was in compliance with all debt covenants as of the date of issuance of these consolidated financial statements. There was no unused borrowing capacity under the term loan portion of the Credit Facility at June 30, 2022 or December 31, 2021. There were no amounts outstanding under the revolving portion of the Credit Facility as of June 30, 2022 or December 31, 2021.

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
•Other liabilities – These include other long-term liabilities reflected in the Company’s consolidated balance sheets as of June 30, 2022, including obligations associated with certain employee and non-employee incentive plans, Forward

Purchase Warrants, unrecognized tax benefits and various long-term liabilities, which have some inherent uncertainty in the timing of these payments.
Future capital requirements will depend on many factors, including the Company’s customer growth rate, customer retention, timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of the Company’s services, effective integration of acquisition activities, if any, and maintaining the Company’s bank credit facility. Additionally, the duration and extent of the impact from the current macroeconomic and geopolitical conditions and the COVID-19 pandemic continues to depend on future developments that cannot be accurately predicted at this time. While those factors have caused operational difficulties, and may continue to create challenges for the Company’s performance, they have not, thus far, had a substantial net impact on the Company’s liquidity position.
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

Comparison of cash flows for the six months ended June 30, 2022 and 2021
The following table summarizes key components of our cash flows for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six Months Ended June 30, (unaudited)
	2022	2021
Net cash used in operating activities	$(16,418)	$(9,649)
Net cash provided by (used in) investing activities	(82)	722
Net cash provided by (used in) financing activities	(610)	150,933
Effect of foreign currency translation	(234)	(49)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(17,344)	$141,957

Net cash used in operating activities
Cash flows used in operating activities in the six months ended June 30, 2022 increased by $6.8 million to $16.4 million from $9.6 million during the same period in fiscal 2021. The increase to net cash used in operating activities was primarily attributable to a decrease of $62.4 million in non-cash adjustments to net loss, partially offset by a $56.3 million decrease to net loss. The decrease in non-cash items was primarily attributable to the compensation expense of $68.7 million recorded in the second quarter of fiscal 2021 associated with the VCIP and OBIP awards fully vested in connection with the Merger, partially offset by a $5.6 million increase of stock-based compensation expense associated with the RSUs and PSUs granted under the 2021 Plan since the third quarter of fiscal 2021. Net cash used in operating activities also included a decrease of $0.6 million in cash from operating assets and liabilities, primarily due to the timing of cash payments to vendors and cash receipts from customers.
Net cash provided by (used in) investing activities
Cash flows from investing activities in the six months ended June 30, 2022 decreased by $0.8 million to cash outflows of $0.1 million from cash inflows of $0.7 million during the same period in fiscal 2021. Net cash used in investing activities during the six months ended June 30, 2022 was comprised of the purchases of debt securities of $5.4 million and the purchases of property and equipment of $0.8 million, partially offset by proceeds from sale of debt securities of $3.5 million and proceeds from maturities and principal paydowns of debt securities of $2.7 million.
Net cash provided by (used in) financing activities

Cash flows from financing activities in the six months ended June 30, 2022 decreased by $151.5 million to cash outflows of $0.6 million from cash inflows of $150.9 million during the same period in fiscal 2021. The decrease to net cash from financing activities was primarily attributable to the net cash proceeds of $157.4 million incurred in the second quarter of fiscal 2021 as a result of the Merger, partially offset by the repayment of drawdown on the revolving Credit Facility of $4.7 million made in the second quarter of fiscal 2021.

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
At June 30, 2022 and December 31, 2021, the Company has determined that the unrealized losses were temporary in nature and did not consider any debt securities to be OTTI.

Revenue Recognition
The Company recognizes revenue in accordance with U.S. GAAP, pursuant to ASC 606, Revenue from Contracts with Customers.

The Company derives substantially all of its revenue by providing cloud-based contact center products under a usage-based model. The Company’s performance obligations are satisfied over time as the customer has continuous access to its hosted technology platform solutions through one of its data centers and simultaneously receives and consumes the benefits and the Company performs its services. Other immaterial ancillary revenue is derived from call recording, local caller identification packages, performance/speech analytics, text messaging services and professional services billed monthly on primarily usage-based fees, and to a lesser extent, fixed fees. Professional services, which represents approximately 1% of revenue, are billed on a fixed-price or on a time and material basis and the revenue is recognized over time as the services are rendered.
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
2021 Equity Incentive Plan
On June 16, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective upon the closing of the Merger on June 18, 2021. The Company grants RSUs and PSUs to employees, executives, directors, and eligible consultants of the Company. RSUs are subject only to service conditions and typically vest over periods ranging from three to six years based on the grantee’s role in the Company. PSUs are granted to certain key employees and vest either based on the achievement of predetermined market conditions, or based on both service and market conditions. All RSUs and PSUs will be settled in shares of Class A common stock and are classified as equity awards. Equity-classified awards are recognized as stock-based compensation expense over an employee’s requisite service period or a nonemployee’s vesting period on the basis of the grant-date fair value. Generally, the Company recognizes stock-based compensation expense of RSUs using the straight-line method, and recognizes stock-based compensation expense of PSUs subject to graded market vesting on a tranche-by-tranche basis (i.e., the accelerated attribution method). The fair value of the RSUs is estimated by using the closing price of the Company’s Class A common stock on Nasdaq on the measurement date. The fair value of the PSUs at each measurement date is estimated by using a Monte Carlo simulation. The key inputs used in the Monte Carlo simulation are stock price, expected share price volatility, expected life, risk-free interest rate, and vesting hurdles. While the Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense related to the Company’s 2021 Plan.

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

As of June 30, 2022 and December 31, 2021, no single issuer represented more than 10% of the Company’s marketable securities.
For the three and six months ended June 30, 2022 and 2021, the Company did not have any customers that individually represented 10% or more of the Company’s total revenue or whose accounts receivable balance at June 30, 2022 and December 31, 2021 individually represented 10% or more of the Company’s total accounts receivable.
The Company relies on third parties for telecommunication, bandwidth, and colocation services that are included in cost of revenue.
As of June 30, 2022, one vendor accounted for approximately 37% of the Company’s total accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at June 30, 2022. At December 31, 2021, one vendor accounted for approximately 43% of the Company’s total accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at December 31, 2021. We believe there could be a material impact on future operating results should a relationship with an existing supplier cease.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2022.
Based on management’s evaluation, our CEO and CFO concluded that, as of June 30, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

LiveVox Holdings, Inc.

Date: August 9, 2022	By:	/s/ Louis Summe

Louis Summe
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Gregg Clevenger

Gregg Clevenger
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)