Form 10-Q
period 2022-09-30
LiveVox Holdings, Inc.
filed 2022-11-08
CIK 1723648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
As of November 7, 2022, the registrant had 100,049,512 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact included in this Quarterly Report, regarding the future financial performance of LiveVox Holdings, Inc. (“LiveVox” or the “Company”), as well as LiveVox’s strategy, future operations, future operating results, financial position, expectations regarding revenue, losses, and costs, prospects, plans and objectives of management are forward-looking statements. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report are subject to risks and uncertainties that may include, for example:

•the business, operations and financial performance of the Company, including market conditions and global and economic factors beyond the Company’s control, such as a tight labor market, inflationary pressures, rising interest rates, volatility in foreign exchange rates, supply chain constraints, recessionary fears, and impacts from the invasion of Ukraine by Russia;
•the impact of COVID-19 and related significant market volatility in the Company’s business, our industry and the global economy;
•the high level of competition in the cloud contact center industry and the intense competition and competitive pressures from other companies in the industry in which the Company operates;
•the effect of legal, tax and regulatory changes;
•the Company’s ability to maintain its listing on The Nasdaq Stock Market LLC (“Nasdaq”), including its ability to comply with the requirement that the bid price for the Class A common stock be above $1.00 for a period of 30 consecutive trading days;
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

PART I—FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
LIVEVOX HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,594	$47,217
Restricted cash, current	100	100
Marketable securities, current	47,540	7,226
Accounts receivable, net	20,253	20,128
Deferred sales commissions, current	3,079	2,691
Prepaid expenses and other current assets	5,140	6,151
Total Current Assets	98,706	83,513
Property and equipment, net	2,923	3,010
Goodwill	47,481	47,481
Intangible assets, net	17,518	20,195
Operating lease right-of-use assets	5,420	5,483
Deposits and other	427	664
Marketable securities, net of current	—	42,148
Deferred sales commissions, net of current	7,388	6,747
Deferred tax asset, net	131	—
Total Assets	$179,994	$209,241

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,123	$6,490
Accrued expenses	12,786	13,855
Deferred revenue, current	1,249	1,307
Term loan, current	841	561
Operating lease liabilities, current	1,742	1,946
Finance lease liabilities, current	18	26
Total current liabilities	20,759	24,185
Long term liabilities:
Deferred revenue, net of current	443	456
Term loan, net of current	53,839	54,459
Operating lease liabilities, net of current	4,043	4,046
Finance lease liabilities, net of current	—	11
Deferred tax liability, net	—	2
Warrant liability	633	767
Other long-term liabilities	338	337
Total liabilities	80,055	84,263

Commitments and contingencies (Note 9 and 21)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000 shares authorized and none issued and outstanding as of September 30, 2022 and December 31, 2021.	—	—
Common stock, $0.0001 par value per share; 500,000 shares authorized and 92,506 shares issued and outstanding as of September 30, 2022; 500,000 shares authorized and 90,697 shares issued and outstanding as of December 31, 2021.	9	9
Additional paid-in capital	261,821	253,468
Accumulated other comprehensive loss	(2,330)	(477)
Accumulated deficit	(159,561)	(128,022)
Total stockholders’ equity	99,939	124,978
Total liabilities & stockholders’ equity	$179,994	$209,241

The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited) (In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenue	$35,253	$30,507	$100,333	$87,365
Cost of revenue	12,893	13,479	39,073	46,274
Gross profit	22,360	17,028	61,260	41,091
Operating expenses
Sales and marketing expense	13,826	12,227	43,448	48,820
General and administrative expense	7,188	7,642	22,202	37,159
Research and development expense	7,553	8,130	24,210	44,479
Total operating expenses	28,567	27,999	89,860	130,458
Loss from operations	(6,207)	(10,971)	(28,600)	(89,367)
Interest expense, net	896	1,033	2,390	2,918
Change in the fair value of warrant liability	350	(300)	(134)	(675)
Other expense (income), net	160	(460)	209	(435)
Total other expense, net	1,406	273	2,465	1,808
Pre-tax loss	(7,613)	(11,244)	(31,065)	(91,175)
Provision for income taxes	159	100	474	187
Net loss	$(7,772)	$(11,344)	$(31,539)	$(91,362)
Comprehensive loss
Net loss	$(7,772)	$(11,344)	$(31,539)	$(91,362)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(159)	(41)	(361)	(27)
Net unrealized loss on marketable securities	(316)	—	(1,492)	—
Total other comprehensive loss, net of tax	(475)	(41)	(1,853)	(27)
Comprehensive loss	$(8,247)	$(11,385)	$(33,392)	$(91,389)
Net loss per share
Net loss per share—basic and diluted	$(0.08)	$(0.12)	$(0.34)	$(1.20)
Weighted average shares outstanding—basic and diluted	92,351	91,444	91,800	76,122
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited) (In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2020	1	$—	$59,175	$(206)	$(24,828)	$34,141
Retroactive application of reverse recapitalization	66,636	7	(7)	—	—	—
Balance at December 31, 2020, as converted	66,637	$7	$59,168	$(206)	$(24,828)	$34,141
Foreign currency translation adjustment	—	—	—	39	—	39
Stock-based compensation	—	—	139	—	—	139
Net loss	—	—	—	—	(4,175)	(4,175)
Balance at March 31, 2021	66,637	$7	$59,307	$(167)	$(29,003)	$30,144
Merger and PIPE financing	20,448	2	190,397	—	—	190,399
Foreign currency translation adjustment	—	—	—	(25)	—	(25)
Stock-based compensation	—	—	139	—	—	139
Net loss	—	—	—	—	(75,843)	(75,843)
Balance at June 30, 2021	87,085	$9	$249,843	$(192)	$(104,846)	$144,814
Merger and PIPE financing	3,462	—	(2)	—	—	(2)
Foreign currency translation adjustment	—	—	—	(41)	—	(41)
Stock-based compensation	—	—	1,180	—	—	1,180
Net loss	—	—	—	—	(11,344)	(11,344)
Balance at September 30, 2021	90,547	$9	$251,021	$(233)	$(116,190)	$134,607

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2021	90,697	$9	$253,468	$(477)	$(128,022)	$124,978
Foreign currency translation adjustment	—	—	—	(49)	—	(49)
Net unrealized loss on marketable securities	—	—	—	(888)	—	(888)
Stock-based compensation	—	—	2,479	—	—	2,479
Net loss	—	—	—	—	(12,987)	(12,987)
Balance at March 31, 2022	90,697	$9	$255,947	$(1,414)	$(141,009)	$113,533
Gross issuance of shares upon vesting of stock-based awards	1,055	—	—	—	—	—
Shares withheld to cover employees’ withholding taxes for stock-based awards	(205)	—	(317)	—	—	(317)
Foreign currency translation adjustment	—	—	—	(153)	—	(153)
Net unrealized loss on marketable securities	—	—	—	(288)	—	(288)
Stock-based compensation	—	—	3,423	—	—	3,423
Net loss	—	—	—	—	(10,780)	(10,780)
Balance at June 30, 2022	91,547	$9	$259,053	$(1,855)	$(151,789)	$105,418
Finders Agreement Shares	781	—	—	—	—	—
Gross issuance of shares upon vesting of stock-based awards	259	—	—	—	—	—
Shares withheld to cover employees’ withholding taxes for stock-based awards	(81)	—	(208)	—	—	(208)
Foreign currency translation adjustment	—	—	—	(159)	—	(159)
Net unrealized loss on marketable securities	—	—	—	(316)	—	(316)
Stock-based compensation	—	—	2,976	—	—	2,976
Net loss	—	—	—	—	(7,772)	(7,772)
Balance at September 30, 2022	92,506	$9	$261,821	$(2,330)	$(159,561)	$99,939
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	For the nine months ended September 30,
	2022	2021
Operating activities:
Net loss	$(31,539)	$(91,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	873	1,475
Amortization of identified intangible assets	2,677	3,358
Amortization of deferred loan origination costs	81	102
Amortization of deferred sales commissions	2,312	1,368
Non-cash lease expense	1,369	1,207
Stock-based compensation expense	8,878	1,458
Equity incentive bonus	—	32,863
Bad debt expense	373	110
Loss on disposition of asset	13	—
Deferred income tax benefit	(133)	(272)
Loss on sale of marketable securities	42	—
Amortization of premium paid on marketable securities	346	—
Change in the fair value of the warrant liability	(134)	(675)
Offering cost associated with Warrants recorded as liabilities	—	41
Changes in assets and liabilities
Accounts receivable	(498)	(2,648)
Other assets	1,249	(2,514)
Deferred sales commissions	(3,340)	(5,347)
Accounts payable	(2,369)	1,725
Accrued expenses	(1,945)	1,225
Deferred revenue	(71)	(54)
Operating lease liabilities	(1,467)	(1,202)
Other long-term liabilities	—	(2)
Net cash used in operating activities	(23,283)	(59,144)
Investing activities:
Purchases of property and equipment	(880)	(1,210)
Purchases of marketable securities	(9,459)	—
Proceeds from sale of marketable securities	3,451	—
Proceeds from maturities and principal paydowns of marketable securities	5,961	—
Proceeds from asset acquisition, net of cash paid	—	1,326
Net cash provided by (used in) investing activities	(927)	116
Financing activities:
Proceeds from Merger and PIPE financing, net of cash paid	—	157,383
Repayments on loan payable	(421)	(1,676)
Repayments of drawdown on line of credit	—	(4,672)
Debt issuance costs	—	(153)

Payments of contingent consideration liability	—	(5,969)
Repayments on finance lease obligations	(19)	(331)
Payments of employees’ withholding taxes on net share settlement of share-based awards	(513)	—
Proceeds from the structured payable arrangement	1,311	—
Principal payments under the structured payable arrangement	(435)	—
Net cash provided by (used in) financing activities	(77)	144,582
Effect of foreign currency translation	(336)	(40)
Net increase (decrease) in cash, cash equivalents and restricted cash	(24,623)	85,514
Cash, cash equivalents, and restricted cash beginning of period	47,317	19,566
Cash, cash equivalents, and restricted cash end of period	$22,694	$105,080

	For the nine months ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Interest paid	$2,619	$2,828
Income taxes paid	345	237
Supplemental schedule of noncash investing activities:
Change in unrealized loss on marketable securities	$1,492	$—
Additional right-of-use assets	1,261	3,246

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets (dollars in thousands):

	As of September 30,
	2022	2021
Cash and cash equivalents	$22,594	$104,980
Restricted cash, current	100	—
Restricted cash, net of current	—	100
Total cash, cash equivalents and restricted cash	$22,694	$105,080
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
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation. Results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full annual periods.
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
f)    Liquidity and Capital Resources
LiveVox’s consolidated financial statements have been prepared assuming the Company will continue as a going concern for the 12-month period from the date of issuance of the consolidated financial statements, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s main sources of liquidity are cash generated by operating cash flows and debt. For the nine months ended September 30, 2022 and 2021, the Company’s cash flow used in operating activities was $23.3 million and $59.1 million, respectively. The Company had restricted cash of $0.1 million as of both September 30, 2022 and December 31, 2021, related to the holdback amount for an acquisition the Company made in 2019. The Company’s primary use of cash is for operating and administrative activities including employee-related expenses, and general, operating and overhead expenses. Future capital requirements will depend on many factors, including the Company’s customer growth rate, customer retention, timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of the Company’s services, effective integration of acquisition activities, if any, and maintaining the Company’s bank credit facility. Additionally, the duration and extent of the impact from the current macroeconomic and geopolitical conditions and the COVID-19 pandemic continues to depend on future developments that cannot be accurately predicted at this time, such as tight labor market, inflationary pressures, rising interest rates, volatility in foreign exchange rates, supply chain constraints, recessionary fears and the specific impact of these and other factors on LiveVox’s business, employees, customers and partners. While those factors have caused operational difficulties, and may continue to create challenges for the Company’s performance, they have not, thus far, had a substantial net impact on the Company’s liquidity position.
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
h)    Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company limits its credit risk associated with the cash and cash equivalents by placing investments with banks it believes are highly creditworthy. The Company has exposure to credit risk to the extent cash balances exceed amounts covered by Federal deposit insurance. At September 30, 2022 and December 31, 2021, the Company had no cash equivalents. Cash consists of bank deposits. Restricted cash consists entirely of amounts held back from stockholders of the Company’s acquired businesses for indemnification of outstanding liabilities. Such amounts are retained temporarily for a period of 1.5 months and then remitted to the applicable stockholders, net of fees paid for indemnification of liabilities. Since restricted cash amounts represent funds held for others, there is also a corresponding liability account. As of September 30, 2022, the Company has identified $0.1 million as restricted cash as management’s intention is to use this cash for the specific purpose of fulfilling the obligations associated with the holdback amount from recent acquisitions. As of December 31, 2021, the Company had $0.1 million in restricted cash.
i)    Marketable Securities
The Company invests in various marketable securities. As of September 30, 2022 and December 31, 2021, the Company designated all of these marketable securities as debt securities and classified them as available-for-sale (“AFS”). No debt securities were classified as held-to-maturity (“HTM”) or trading. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date.
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
j)    Accounts Receivable
Trade accounts receivable are stated net of any write-offs and the allowance for doubtful accounts, at the amount the Company expects to collect. The Company performs ongoing credit evaluations of its customers and generally does not require collateral unless a customer has previously defaulted. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: aging of the account receivable, customer creditworthiness, past transaction history with the customer, current economic and industry trends, and changes in customer payment trends. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. At September 30, 2022 and December 31, 2021, the allowance for doubtful accounts was $1.3 million and $1.3 million, respectively. Accounts receivable are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Recoveries of accounts receivable previously written off are recorded as income when received. The accounts receivable recoveries during the three and nine months ended September 30, 2022 and 2021 were immaterial. The bad debt expense recorded for the three months ended September 30, 2022 and 2021 was immaterial and $0.1 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $0.4 million and $0.1 million, respectively. The accounts written off for the three months ended September 30, 2022 and 2021 was $0.1 million and $0.1 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $0.5 million and $0.1 million, respectively.
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
n)    Impairment of Long-Lived Assets
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value. No impairment loss was recognized during the three and nine months ended September 30, 2022 and 2021.
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
As of September 30, 2022 and December 31, 2021, no single issuer represented more than 10% of the Company’s marketable securities.
The Company’s customers are primarily in the receivables management, tele-sales and customer care industries. During the three and nine months ended September 30, 2022 and 2021, substantially all the Company’s revenue was generated in the United States. For the three and nine months ended September 30, 2022 and 2021, the Company did not have any customers that individually represented 10% or more of the Company’s total revenue or whose accounts receivable balance at September 30, 2022 and December 31, 2021 individually represented 10% or more of the Company’s total accounts receivable.
Concentration of Supplier Risk
The Company relies on third parties for telecommunication, bandwidth, and co-location services that are included in cost of revenue.
As of September 30, 2022, two vendors accounted for approximately 33% of the Company’s total accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at September 30, 2022. At December 31, 2021, one vendor

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
accounted for approximately 43% of the Company’s total accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at December 31, 2021. The Company believes there could be a material impact on future operating results should a relationship with an existing significant supplier cease.
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
r)    Costs to Obtain Customer Contracts (Deferred Sales Commissions)
Sales commissions are paid for initial contracts and expansions of existing customer contracts. Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which the Company has estimated to be five years. The Company determined the period of benefit by taking into consideration the length of the Company’s customer contracts, the customer attrition rate, the life of the technology provided and other factors. Amortization expense is recorded in sales and marketing expense within the Company’s consolidated statements of operations and comprehensive loss. Amortization expense for the three months ended September 30, 2022 and 2021 was $0.8 million and $0.5 million, respectively, and for the nine months ended September 30, 2022 and 2021 was approximately $2.3 million and $1.4 million, respectively. No impairment loss was recognized during the three and nine months ended September 30, 2022 and 2021.
s)    Advertising
The Company expenses non-direct response advertising costs as they are incurred. There were no advertising costs capitalized during the three and nine months ended September 30, 2022 and 2021. Advertising expense for the three months ended September 30, 2022 and 2021 was $0.3 million and $0.3 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $2.0 million and $0.4 million, respectively. Advertising expense is included under sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.
t)    Research and Development Costs
Research and development costs not related to the development of internal use software are charged to operations as incurred. Research and development expenses primarily include payroll and employee benefits, consulting services, travel, and software and support costs.
u)    Software Development Costs
The Company capitalizes costs of materials, consultants, payroll, and payroll-related costs of employees incurred in developing internal-use software after certain capitalization criteria are met and includes these costs in the computer software. Refer to Note 5 for additional information. Software development costs are expensed as incurred until preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. To date, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations and comprehensive loss. There were no capitalized software development costs related to internal-use software during the three and nine months ended September 30, 2022 and 2021.
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
Payment of the underlying shares in connection with the vesting of employee RSUs and PSUs generally triggers a tax obligation for the employee, which is required to be remitted to the relevant tax authorities. The 2021 Plan permits the following tax withholding methods:
•Net-share-settlement method—The Company withholds otherwise deliverable RSU or PSU shares having a fair value at the vest date equal to the maximum statutory withholding tax amount and remits the remaining RSU or PSU shares to the employee recipients. Any cash received and paid to meet an employees’ statutory withholding tax requirement is reflected as a financing activity within the consolidated statements of cash flows.
•Sell-to-cover method—The broker sells on behalf of employee recipients RSU or PSU shares having a fair value at the vest date equal to the maximum statutory withholding tax amount and remits the cash proceeds from such sales to the Company. The net impact of any cash received and paid to meet an employees’ statutory withholding tax requirement is reflected as an operating activity within the consolidated statements of cash flows.
Prior to August 15, 2022, RSU and PSU awards granted to non-U.S. employees provided for tax withholding by the sell-to-cover method and RSU and PSU awards granted to U.S. employees provided for tax withholding by either the sell-to-cover method or the net-share-settlement method. Effective August 15, 2022, the Company changed the tax withholding method for all outstanding employee RSU and PSU awards to provide for tax withholding by the net-share-settlement method. This change to the tax withholding method does not affect the fair value, the vesting conditions, or the classification of employee awards. Therefore, this change does not require modification accounting. During the nine months ended September 30, 2022, the Company withheld 286,046 shares to cover employee recipients’ withholding tax obligations.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
Nonemployee directors acting in their role as members of a board of directors are treated as employees for purpose of ASC 718 if (a) those directors were elected by the Company’s shareholders and (b) the awards granted to nonemployee directors are for their services as directors but not for other services. While a nonemployee director may be considered an employee under ASC 718, he or she is not considered an employee under the IRS statutory withholding requirements. As a result, no shares are withheld to cover withholding taxes for an award issued to a nonemployee director. Independent consultants are nonemployees under the IRS statutory withholding requirements. As a result, no shares are withheld to cover withholding taxes for an award issued to an independent consultant.
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
z)    Recently Adopted Accounting Pronouncements
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2022.
aa)    Recently Issued Accounting Pronouncements
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50)
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires entities that use supplier finance programs in connection with the

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
purchase of goods and services to disclose the key terms of the programs and information about their obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance is effective for all entities for fiscal years beginning after December 15, 2022, including interim periods in those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. The guidance requires retrospective application to all periods in which a balance sheet is presented, except for the rollforward requirement, which will be applied prospectively. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements and plans to adopt this standard effective January 1, 2023.

3.    Revenue
Contract Balance
The following table provides information about accounts receivable, net, and contract liabilities from contracts with customers. The Company did not have any contract assets as of September 30, 2022 or December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable, net	$20,253	$20,128
Contract liabilities, current (deferred revenue)	1,249	1,307
Contract liabilities, non-current (deferred revenue)	443	456
Changes in the contract liabilities balances are as follows (dollars in thousands):

	September 30, 2022	December 31, 2021	$ Change
Contract liabilities (deferred revenue)	$1,692	$1,763	$(71)
The decrease in deferred revenue was due to billings in advance of performance obligations being satisfied, net of revenue recognized for services rendered during the period. Revenue of $0.3 million and $1.2 million was recognized during the three and nine months ended September 30, 2022, respectively, which were included in the deferred revenue balance at the beginning of the period. Revenue of $0.1 million and $1.1 million was recognized during the three and nine months ended September 30, 2021, respectively, which was included in the deferred revenue balance at the beginning of the period.
Remaining Performance Obligations
Remaining performance obligations represent the contracted minimum usage commitments and do not include an estimate of additional usage in excess of contractual minimum commitments. The Company’s contract terms typically range from one to four years. Revenue as of September 30, 2022 that has not yet been recognized was approximately $172.7 million, of which $91.7 million and $81.0 million is expected to be recognized as revenue within one year and beyond one year, respectively. As of September 30, 2022, the Company expects to recognize revenue on the remaining performance obligations over the next 63 months.
4.    Marketable Securities
As of September 30, 2022 and December 31, 2021, the Company designated all marketable securities as debt securities and classified them as AFS. There were no transfers of debt securities among AFS, HTM and trading categories during the three and nine months ended September 30, 2022 and 2021.
The following table presents the amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities at September 30, 2022 aggregated by major security type (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. corporate securities	$40,530	$—	$(1,358)	$39,172
U.S. government securities	1,499	—	(9)	1,490
Asset-backed securities	6,433	—	(264)	6,169
Other debt securities	747	—	(38)	709
Total available for sale securities	49,209	—	(1,669)	47,540
Total debt securities	$49,209	$—	$(1,669)	$47,540

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

The following table presents the amortized cost and fair value of the Company’s debt securities by contractual maturities at September 30, 2022 (dollars in thousands):

As of September 30, 2022	Amortized Cost	Fair Value
Due in one year or less	$15,897	$15,625
Due after one year through five years	33,312	31,915
Total available for sale securities	49,209	47,540
Total debt securities	$49,209	$47,540

Refer to Note 19 for additional information regarding the fair value measurements of the Company’s marketable securities.
Proceeds from sales of debt securities and the associated gains and losses realized in earnings during the three and nine months ended September 30, 2022 and 2021 are listed below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Available for sale debt securities:
Proceeds from sales of debt securities	$—	$—	$3,451	$—

Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	(42)	—
Net realized losses	$—	$—	$(42)	$—

The Company has reviewed 87 individual debt securities in unrealized loss positions at September 30, 2022 to determine whether a decline in fair value below the amortized cost is other than temporary. The Company does not intend to sell these debt securities and it is not more likely than not that the Company will be required to sell these debt securities before recovery of

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
their amortized cost bases. The Company then assessed whether the entire amortized cost bases of these debt securities will be recovered. As the present value of future cash flows discounted using the effective interest rate at the date these debt securities were acquired was equal to or greater than the amortized cost basis of these debt securities, the Company did not consider any debt securities to be impaired at September 30, 2022.
The following table presents the fair value and unrealized losses of the Company’s debt securities that are in unrealized loss positions and for which an OTTI has not been recognized in earnings at September 30, 2022 (dollars in thousands):

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For 12 Months Or Longer
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. corporate securities	$39,172	$(1,358)	$—	$—
U.S. government securities	1,490	(9)	—	—
Asset-backed securities	6,169	(264)	—	—
Other debt securities	709	(38)	—	—
Total available for sale securities	47,540	(1,669)	—	—
Total debt securities	$47,540	$(1,669)	$—	$—

At December 31, 2021, the Company has determined that the unrealized losses were temporary in nature and did not consider any debt securities to be OTTI.
The following table presents the fair value and unrealized losses of the Company’s debt securities that are in an unrealized loss position and for which an OTTI has not been recognized in earnings at December 31, 2021 (dollars in thousands):

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For 12 Months Or Longer
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. corporate securities	$35,961	$(154)	$—	$—
U.S. government securities	2,996	(1)	—	—
Asset-backed securities	4,938	(22)	—	—
Other debt securities	739	(6)	—	—
Total available for sale securities	44,634	(183)	—	—
Total debt securities	$44,634	$(183)	$—	$—

5.    Property and Equipment
Property and equipment consisted of the following at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Computer software	$431	$1,253
Computer equipment	3,411	9,063
Furniture and fixtures	1,748	1,181
Leasehold improvements	1,531	1,478
Total	7,121	12,975
Less: accumulated depreciation and amortization	(4,198)	(9,965)
Property and equipment, net	$2,923	$3,010

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
As of September 30, 2022, the Company disposed of fully depreciated property and equipment in the amount of approximately $8.3 million, which resulted in a reduction in the gross book value of property and equipment but did not affect the net book value as the disposed property and equipment had previously been fully depreciated.
Depreciation and amortization expense for property and equipment totaled $0.3 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and totaled $0.9 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization of computer software charged to operations for the three months ended September 30, 2022 and 2021 was immaterial for both periods, and is included in depreciation expense. Amortization of computer software charged to operations for the nine months ended September 30, 2022 and 2021 was $0.1 million and $0.1 million, respectively.

6.    Goodwill and Identified Intangible Assets
Goodwill
Goodwill was recorded as a result of the acquisition of the Company in 2014 by funds affiliated with Golden Gate Capital and the acquisitions made by the Company in 2019 of Teckst Inc. and SpeechIQ LLC.
Subsequent to the annual impairment test completed during the fourth quarter of 2021, the Company believes there have been no triggering events that would require an impairment review of goodwill outside of the required annual impairment review. No impairment charges were recorded during the three and nine months ended September 30, 2022 and 2021.
There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2022 or the year ended December 31, 2021.

Identified Intangible Assets
Intangible assets were acquired in connection with the acquisition of the Company in March 2014 by Golden Gate Capital, and the Company’s acquisition of Teckst Inc., SpeechIQ LLC and BusinessPhone in October 2019, December 2019, and February 2021, respectively.
Amortization expense related to the Company’s identified intangible assets was $0.8 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively, and $2.7 million and $3.4 million for the nine months ended September 30, 2022 and 2021, respectively. On the face of the consolidated statements of operations and comprehensive loss the amortization of technology-based intangible assets is included within cost of revenue, the amortization of marketing-based and customer-based intangible assets are included within sales and marketing expense, and the amortization of the acquired workforce is included within cost of revenue and research and development expense.
Identified intangible assets consisted of the following at September 30, 2022 (dollars in thousands):

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Remaining Life (In Years)
Marketing-based	$1,400	$(1,309)	$91	1.21
Technology-based	18,300	(16,827)	1,473	1.49
Customer-based	27,700	(12,063)	15,637	7.63
Workforce-based	380	(63)	317	8.35
	$47,780	$(30,262)	$17,518
Identified intangible assets consisted of the following at December 31, 2021 (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Remaining Life (In Years)
Marketing-based	$1,400	$(1,253)	$147	1.96
Technology-based	18,300	(15,791)	2,509	2.01
Customer-based	27,700	(10,506)	17,194	8.37
Workforce-based	380	(35)	345	9.10
	$47,780	$(27,585)	$20,195
Future amortization of identified intangible assets at September 30, 2022 is shown below (dollars in thousands):

As of September 30, 2022	Amount
Remaining 2022	$802
2023	3,189
2024	2,328
2025	2,114
2026	2,096
2027 and beyond	6,989
Total future identified intangible asset amortization	$17,518

7.    Accrued Expenses
Accrued expenses consisted of the following at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Accrued bonuses	$3,740	$3,580
Accrued paid time off	3,111	2,802
Accrued commissions	1,774	2,748
Principal and interest payable under the structured payable arrangement (1)	881	—
Other accrued expenses	3,280	4,725
Total accrued expenses	$12,786	$13,855
(1) In July 2022, the Company entered into a financing arrangement with a third-party intermediary to establish a structured payable arrangement related to the Company’s commercial insurance policy on directors and officers.
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
The components of lease expenses were as follows (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$556	$523	$1,631	$1,539
Finance lease cost:
Amortization of right-of-use assets	$4	$114	$11	$343
Interest on lease liabilities	—	3	2	15
Total finance lease cost	$4	$117	$13	$358
Supplemental cash flow information related to leases was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$1,766	$1,537
Financing cash used in finance leases	21	346
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,261	$3,246
Finance leases	—	—
Supplemental balance sheet information related to leases was as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$5,420	$5,483
Operating lease liabilities:
Operating lease liabilities—current	$1,742	$1,946
Operating lease liabilities—less current portion	4,043	4,046
Total operating lease liabilities	$5,785	$5,992
Finance Leases
Property and equipment, gross	$301	$2,182
Less: accumulated depreciation and amortization	(250)	(1,621)
Property and equipment, net	$51	$561
Finance lease liabilities:
Finance lease liabilities—current	$18	$26
Finance lease liabilities—less current portion	—	11
Total finance lease liabilities	$18	$37
Weighted average remaining terms were as follows:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term
Operating Leases	3.85 years	3.58 years
Finance Leases	0.67 years	1.67 years
Weighted average discount rates were as follows:

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	September 30, 2022	December 31, 2021
Weighted average discount rate
Operating Leases	8.9%	8.1%
Finance Leases	7.5%	7.5%
Maturities of lease liabilities were as follows (dollars in thousands):

As of September 30, 2022	Operating Leases	Finance Leases
Remaining 2022	$598	$7
2023	1,933	12
2024	1,203	—
2025	1,012	—
2026	925	—
2027 and beyond	450	—
Total lease payments	6,121	19
Less: imputed interest	(336)	(1)
Total	$5,785	$18

9.    Borrowings Under Term Loan and Line of Credit
At September 30, 2022 and December 31, 2021, term loan borrowings were as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Total term loan obligations	$54,680	$55,020
Less: current portion of term loan	(841)	(561)
Long-term term loan obligations	$53,839	$54,459
The Company entered into a term loan and revolving credit facility with PNC Bank on November 7, 2016 (as amended, the “Credit Facility”), which has been amended several times, more recently as of August 2, 2021. The Credit Facility provides for a $57.6 million term loan, a $5.0 million line of credit and a $1.5 million letter of credit sub-facility. The term loan is due December 31, 2025. The Company may elect that the term and revolving loans bear interest under a base rate or a LIBOR rate definition within the Credit Facility. LIBOR interest elections are for one, two or three-month periods. Loans are termed as either a Base Rate loan or LIBOR Rate loan and can be a combination of both. The Company elected a LIBOR rate at September 30, 2022. Term loan repayments made by the Company totaled $0.1 million and $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and $0.4 million and $0.9 million during the nine months ended September 30, 2022 and 2021, respectively.
The Company accounts for previously deferred original issue discount and loan fees in the amount of $0.3 million related to the original Credit Facility dated November 7, 2016, first amendment to the Credit Facility dated February 28, 2018, and third amendment to Credit Facility dated December 16, 2019, and the additional original issue discount in the amount of $0.2 million related to the seventh amendment to Credit Facility dated August 2, 2021 by amortizing and recording to interest expense over the remaining term of the amended Credit Facility using the effective interest method. Third party loan fees totaling $0.1 million associated with the $13.9 million increase of the term loan related to the third amendment to Credit Facility are expensed upon close of the loan. Total unamortized loan costs associated with the term loan totaled $0.4 million and $0.4 million at September 30, 2022 and December 31, 2021, respectively and are recorded within term loan, net of current.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
The Company was in compliance with all debt covenants at September 30, 2022 and December 31, 2021 and was in compliance with all debt covenants as of the date of issuance of these consolidated financial statements. There was no unused borrowing capacity under the term loan portion of the Credit Facility at September 30, 2022 or December 31, 2021. There were no amounts outstanding under the revolving portion of the Credit Facility as of September 30, 2022 or December 31, 2021.
Aggregate principal maturities of the term loan as of September 30, 2022 was as follows (dollars in thousands):

As of September 30, 2022	Amount to Mature
Remaining 2022	$140
2023	982
2024	1,753
2025	52,158
Total	$55,033
The net carrying amount of the liability component of the term loan was as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Principal	$55,033	$55,454
Less: Unamortized issuance costs	(353)	(434)
Net carrying amount	$54,680	$55,020

10.    Letters of Credit
On November 8, 2016, the Company established an irrevocable standby letter of credit in the amount of $0.3 million using a sub-facility under the Credit Facility, to serve as a security deposit for the Company’s San Francisco office. The letter of credit automatically extends for one-year periods from the original expiration date, September 10, 2017, unless written notice is presented to the beneficiary at least 60 days prior to the current expiration date. During 2017, the Company expanded its San Francisco office with lease terms that required an additional $0.1 million deposit. On April 26, 2017, the Company’s irrevocable standby letter of credit was amended, increasing the total amount to $0.5 million and providing for decreases in the letter of credit as specified in the lease, in the amount of $0.1 million on each of the following dates: February 1, 2019, February 3, 2020, February 1, 2021 and February 1, 2022. All other terms and conditions remained the same. On July 20, 2022, the Company further amended the irrevocable standby letter of credit, decreasing the total amount to $0.2 million. All other terms and conditions remained unchanged.
On February 11, 2022, the Company established another irrevocable standby letter of credit in the amount of $0.3 million using a sub-facility under the Credit Facility, to serve as a guarantee in connection with the buildout of the office that LiveVox Colombia SAS leases in Medellin, Colombia. The standby letter of credit expires one year from the issuance date.

11.    Related Party Transactions
The Company pays monthly board of director fees plus reimbursement of expenses incurred on behalf of the Company to members of the Company’s board of directors. During the three and nine months ended September 30, 2022, board of director fees totaled $0.2 million and $0.6 million, respectively, and expense reimbursements were immaterial during both periods. The Company also granted RSUs to directors on August 18, 2021 and August 5, 2022 under the 2021 Plan. During the three and nine months ended September 30, 2022, stock-based compensation expense relating to the RSU awards granted to the board of directors totaled $0.4 million and $0.7 million, respectively. As of September 30, 2022, the unpaid balance of board of director fees due to related parties was immaterial. During the three and nine months ended September 30, 2021, board of director fees totaled $0.2 million and $0.5 million, respectively, and there were no expense reimbursements during either period. Stock-based compensation expense relating to the RSU awards granted to the board of directors totaled $0.1 million for both the three and nine months ended September 30, 2021. In connection with the Merger consummated on June 18, 2021, the VCIP awards granted to the board of directors were liquidated, which resulted in $0 and $4.3 million expenses related to the board of directors

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
during the three and nine months ended September 30, 2021. As of December 31, 2021, the unpaid balance of board of director fees due to related parties was immaterial.
Prior to the closing of the Merger on June 18, 2021, Old LiveVox paid quarterly management fees plus reimbursement of expenses incurred on behalf of Old LiveVox to funds affiliated with Golden Gate Capital, its majority shareholder pre-Merger. During the three and nine months ended September 30, 2021, management fees and expense reimbursements were immaterial for both periods. The payment of management fees and reimbursement of expenses to funds affiliated with Golden Gate Capital has been discontinued since the Merger. There were no management fees or expense reimbursements during the three and nine months ended September 30, 2022, and no unpaid balance as of September 30, 2022 or December 31, 2021.
There were no related party accounts receivable as of September 30, 2022 or December 31, 2021.

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
As of September 30, 2022, there were 13,333,328 Warrants outstanding, and no Warrants have been exercised.

13.    Stockholders’ Equity
Common Stock
On June 22, 2021, the Company’s Class A common stock, publicly traded warrants and publicly traded units began trading on Nasdaq under the ticker symbols “LVOX”, “LVOXW” and “LVOXU,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022, the Company had 92,505,762 shares of Class A common stock issued and outstanding (100,049,512 shares of common stock, less 7,543,750 of which are held in an escrow account to be released only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021 (the “Escrowed Shares”)). As of December 31, 2021, 500,000,000 shares of Class A common stock were authorized, and 90,696,977 shares were issued and outstanding (98,240,727 shares of common stock, less 7,543,750 Escrowed Shares).
On July 19, 2022, pursuant to Finders Agreement made and entered into as of January 13, 2021, by and among the Company and Neuberger Berman BD LLC (“Neuberger”), the Company issued 781,250 shares of Class A common stock to Neuberger as consideration for the performance by Neuberger of its obligations under the Finders Agreement.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
The accumulated other comprehensive loss and accumulated deficit are included in stockholders’ equity. At September 30, 2022 and December 31, 2021, the accumulated other comprehensive loss totaled $2.3 million and $0.5 million, respectively. The Company’s accumulated deficit totaled $159.6 million and $128.0 million at September 30, 2022 and December 31, 2021, respectively.
Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share. As of September 30, 2022, no shares of LiveVox preferred stock were issued and outstanding. As of December 31, 2021, 25,000,000 shares of preferred stock were authorized, and no shares of preferred stock were issued and outstanding.

14.    Analysis of the Changes in Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets includes foreign currency translation items associated with the Company’s foreign operations, and unrealized gain or loss on the Company’s marketable securities available for sale. Following is an analysis of the changes in accumulated other comprehensive loss, net of applicable taxes, at September 30, 2022 and 2021 (dollars in thousands):

	September 30, 2021
	Foreign currency translation adjustment	Net unrealized loss on marketable securities	Total accumulated other comprehensive loss
Balance, beginning of period	$(206)	$—	$(206)
Other comprehensive loss	(27)	—	(27)
Balance, end of period	$(233)	$—	$(233)

	September 30, 2022
	Foreign currency translation adjustment	Net unrealized loss on marketable securities	Total accumulated other comprehensive loss
Balance, beginning of period	$(300)	$(177)	$(477)
Other comprehensive loss	(361)	(1,492)	(1,853)
Balance, end of period	$(661)	$(1,669)	$(2,330)

Components of other comprehensive loss and related taxes for the three and nine months ended September 30, 2022 and 2021 are as follows (dollars in thousands):

	Three Months Ended September 30,
	2022			2021
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Foreign currency translation adjustment	$(156)	$3	$(159)	$(41)	$—	$(41)
Net unrealized loss on marketable securities	(310)	6	(316)	—	—	—
Total other comprehensive loss	$(466)	$9	$(475)	$(41)	$—	$(41)

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2022			2021
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Foreign currency translation adjustment	$(356)	$5	$(361)	$(27)	$—	$(27)
Net unrealized loss on marketable securities	(1,470)	22	(1,492)	—	—	—
Total other comprehensive loss	$(1,826)	$27	$(1,853)	$(27)	$—	$(27)

The amount of net realized loss on sale of marketable securities that has been previously included as net unrealized loss in other comprehensive income (loss) and then reclassified out of other comprehensive income (loss) into earnings during the three and nine months ended September 30, 2022 is immaterial. There was no reclassification during the three and nine months ended September 30, 2021.

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

	September 30, 2022	December 31, 2021
Holding period	2.00 years	2.00 years
Volatility	45.0%	45.0%
Discount for lack of marketability	28.0%	28.0%
Risk-free rate	1.6%	1.6%
MIU activities for the nine months ended September 30, 2022 are summarized as follows (in thousands, except for per share data):

	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (1)
Outstanding at December 31, 2021	2,814	$0.79
Granted	—	—
Vested	(739)	0.79
Forfeited	(179)	0.79
Outstanding at September 30, 2022	1,896	$0.79	1.25 years

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(1) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.

2021 Equity Incentive Plan
On June 16, 2021, the stockholders of the Company approved the 2021 Plan, which became effective upon the closing of the Merger on June 18, 2021. As of September 30, 2022, the number of shares reserved for issuance is 14,682,036. The Company grants RSUs and PSUs to employees, executives, directors, and eligible consultants of the Company.
Restricted Stock Units
RSUs are subject to service conditions only. Stock-based compensation expense for RSUs issued to employees is recognized on a straight-line basis over the vesting period for the entire award, reduced for actual forfeited RSUs. Stock-based compensation expense for RSUs issued to nonemployees is recognized as the goods are received or services are performed. The amount of cumulative compensation cost recognized at any date must at least equal the portion of the grant-date value of the award that is vested at that date. The fair value of the RSUs is estimated by using the closing price of the Company’s Class A common stock on Nasdaq on the measurement date. As of September 30, 2022, all RSUs granted to employees and nonemployees are classified as equity.
Employee RSU activities for the nine months ended September 30, 2022 are summarized as follows (in thousands, except for per share data):

	Equity-classified RSUs - employee (1)
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (2)
Outstanding at December 31, 2021	4,962	$6.44
Granted	4,255	2.70
Vested	(1,307)	6.48
Forfeited	(572)	5.82
Outstanding at September 30, 2022	7,338	$4.31	1.62 years
(1) Represents awards granted to employees, executives and directors of the Company.
(2) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.
The aggregate fair value of employee RSUs outstanding as of September 30, 2022, based on the fair value at the reporting period end, was $21.6 million. The aggregate fair value of employee RSUs vested during the nine months ended September 30, 2022, based on the fair value on the vest date, was $2.3 million.
Nonemployee RSU activities for the nine months ended September 30, 2022 are summarized as follows (in thousands, except for per share data):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Equity-classified RSUs - nonemployee (1)
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (2)
Outstanding at December 31, 2021	20	$6.51
Granted	17	2.42
Vested	(6)	6.32
Forfeited	(8)	6.51
Outstanding at September 30, 2022	23	$3.50	1.69 years
(1) Represents awards granted to eligible consultants of the Company.
(2) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.
The aggregate fair value of nonemployee RSUs outstanding as of September 30, 2022, based on the fair value at the reporting period end, was $0.1 million. The aggregate fair value of nonemployee RSUs vested during the nine months ended September 30, 2022, based on the fair value on the vest date, was immaterial.
Performance-Based Restricted Stock Units
PSUs vest either based on the achievement of predetermined market conditions or based on both service and market conditions. The Company recognizes stock-based compensation expense for PSUs on a tranche-by-tranche basis (i.e., the accelerated attribution method) over an employee’s requisite service period, which is the longer of the time-vesting period or the derived service period inferred from the valuation model. As of September 30, 2022, all PSUs granted to employees are classified as equity, and stock-based compensation expense of equity-classified PSUs is recognized provided that the good is delivered or the service is rendered, regardless of when, if ever, the market conditions are satisfied.
The Company estimates the fair value of the PSUs at each measurement date by using a Monte Carlo simulation. The weighted average assumptions (weighted by relative grant date fair value) used in the Monte Carlo simulation to value PSUs granted during the periods presented are as follows:

	September 30, 2022	December 31, 2021
Stock price	$4.94	$6.13
Measurement period	30.00 years	30.00 years
Expected volatility	47.50%	47.50%
Risk-free rate	2.24%	1.89%
Vesting hurdle 1	$12.50	$12.50
Vesting hurdle 2	$15.00	$15.00
Vesting hurdle 3	$17.50	$17.50
PSU activities for the nine months ended September 30, 2022 are summarized as follows (in thousands, except for per share data):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Equity-classified PSUs - employee (1)
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (2)
Outstanding at December 31, 2021	1,612	$6.50
Granted	125	4.94
Vested	—	—
Forfeited	(30)	6.51
Outstanding at September 30, 2022	1,707	$6.39	10.19 years
(1) Represents awards granted to employees and executives of the Company.
(2) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.
The aggregate fair value of PSUs outstanding as of September 30, 2022, based on the fair value at the reporting period end, was $5.0 million. None of the PSUs vested during the nine months ended September 30, 2022.

Stock-Based Compensation Expense
The following tables present the Company’s stock-based compensation expense by financial statement line item and by award type for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$284	$154	$999	$182
Sales and marketing expense	706	255	2,184	312
General and administrative expense	1,055	354	2,655	490
Research and development expense	931	417	3,040	474
Total stock-based compensation	$2,976	$1,180	$8,878	$1,458

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Equity-classified awards:
MIUs	$139	$139	$417	$417
RSUs - employee	2,580	924	7,644	924
RSUs - nonemployee	6	3	29	3
PSUs - employee	251	114	788	114
Total equity-classified awards	2,976	1,180	8,878	1,458
Total stock-based compensation	$2,976	$1,180	$8,878	$1,458
There were no income tax benefits recognized for the three and nine months ended September 30, 2022, related to tax deductions from RSU awards vested. Due to the Company’s net operating loss, the related tax deductions result in deferred tax assets that are fully offset with a valuation allowance. None of the RSUs vested during the three and nine months ended September 30, 2021, and therefore there were no income tax benefits recognized during those periods.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
As of September 30, 2022, unrecognized stock-based compensation expense related to nonvested awards by award type and their expected weighted-average recognition periods are summarized in the following table (dollars in thousands):

	Unrecognized Stock-based Compensation Expense	Weighted-average Recognition Period (1)
Equity-classified awards:
MIUs	$1,251	2.25 years
RSUs - employee	29,529	2.98 years
RSUs - nonemployee	79	3.28 years
PSUs - employee	9,731	10.19 years
Total equity-classified awards	40,590
Total unrecognized stock-based compensation	$40,590
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

16.    Geographic Information
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by geographic area for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$32,784	$28,400	$93,089	$82,133
Americas (excluding United States)	943	792	2,931	2,095
Asia	1,500	1,281	4,216	3,042
Europe	26	34	97	95
Total revenue	$35,253	$30,507	$100,333	$87,365
In addition, 99.5% of the Company’s revenue is denominated in U.S. dollars and 0.5% is denominated in foreign currencies.
Property and Equipment
The following table summarizes total property and equipment, net in the respective locations at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
United States	$1,475	$1,989
Americas (excluding United States)	352	367
Asia	1,096	654
Property and equipment, net	$2,923	$3,010
The geographical location of the Company’s customers affects the nature, amount, timing and uncertainty of revenue and cash flows due to the potential for unfavorable and uncertain regulatory, political, economic and tax conditions. These uncertainties

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
The provision for income taxes was $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. The provision for income taxes for the three and nine months ended September 30, 2022 and 2021 consisted primarily of foreign and state income taxes.
The effective tax rates were (2.10)% and (0.85)% for the three months ended September 30, 2022 and 2021, respectively, and (1.53)% and (0.20)% for the nine months ended September 30, 2022 and 2021, respectively. The change in the effective tax rate for the nine months ended September 30, 2022, relative to 2021, was primarily attributable to an increase in foreign taxes and certain nondeductible expense.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, India and Colombia. The tax returns are subject to statutes of limitations that vary by jurisdiction. At September 30, 2022, the Company remains subject to U.S. and certain state income tax examinations for tax years 2018 through 2021, and in certain other states for tax years 2017 through 2021. However, due to the Company’s net operating loss carryforwards in various jurisdictions, tax authorities have the ability to adjust carryforwards related to closed years.

18.    Retirement Benefit Plan
The Company amended its existing 401(k) plan (the “Plan”) effective on July 1, 2018. The amended Plan covers eligible employees immediately upon employment with the Company. Participants may contribute up to a maximum percentage of their annual compensation to the Plan as determined by the Company limited to the maximum annual amount set by the Internal Revenue Service. The Plan provides for traditional tax-deferred and Roth 401(k) contribution options. Prior to the Plan amendment, the Company did not provide a matching contribution. The Company began matching fifty percent of the employee contribution up to a maximum of $200 per pay period, limited to $4,800 annually, upon adoption of the Plan. One hundred percent of the employer match vests immediately. Effective January 1, 2022, the Company removed the maximum $200 per pay period matching contribution limitation, and began matching fifty percent of the employee contribution up to a maximum of $4,800 per plan year. The Company made matching contributions totaling $0.3 million and $0.3 million during the three months ended September 30, 2022 and 2021, respectively, and $1.0 million and $0.8 million during the nine months ended September 30, 2022 and 2021, respectively.

19.    Fair Value Measurement
The following table sets forth the fair value of the Company’s assets and liabilities at September 30, 2022 (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
Cash and cash equivalents	$22,594	$—	$—	$22,594
Restricted cash	100	—	—	100
Marketable securities—available for sale debt securities	—	47,540	—	47,540
Total assets	$22,694	$47,540	$—	$70,234

Term loan	$—	$54,680	$—	$54,680
Finance lease obligations	—	18	—	18
Warrant liability—Forward Purchase Warrants	—	—	633	633
Total liabilities	$—	$54,698	$633	$55,331
The following table sets forth the fair value of the Company’s assets and liabilities at December 31, 2021 (dollars in thousands):

	Level 1	Level 2	Level 3	Totals
Cash and cash equivalents	$47,217	$—	$—	$47,217
Restricted cash	100	—	—	100
Marketable securities—available for sale debt securities	—	49,374	—	49,374
Total assets	$47,317	$49,374	$—	$96,691

Term loan	$—	$55,020	$—	$55,020
Finance lease obligations	—	37	—	37
Warrant liability—Forward Purchase Warrants	—	—	767	767
Total liabilities	$—	$55,057	$767	$55,824
Level 1 and Level 2 of the Fair Value Hierarchy
As of September 30, 2022 and December 31, 2021, the carrying amounts of the Company’s cash, cash equivalents and restricted cash approximate their fair values due to their short maturities and have been classified as Level 1 of the fair value hierarchy. The fair value of the term loan and finance lease obligations approximates their carrying value. The fair value is determined based on observable inputs on the price of the term loan in the market and has been classified as Level 2 of the fair value hierarchy. The fair value of the Company’s AFS debt securities is determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers and has been classified as Level 2 of the fair value hierarchy. Refer to Note 4 for additional information regarding the fair value of the Company’s marketable securities.
Level 3 of the Fair Value Hierarchy
The Company’s liability related to the Forward Purchase Warrants is measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. There were no other assets or liabilities measured at fair value on a recurring basis at September 30, 2022 or December 31, 2021.
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
The following table provides quantitative information regarding assumptions used in the Black Scholes option-pricing model to determine the fair value of the Forward Purchase Warrants:

	September 30, 2022	December 31, 2021
Stock price	$2.95	$5.15
Exercise price	$11.50	$11.50
Contractual term	3.70 years	4.50 years
Expected volatility	75.00%	47.50%
Risk-free rate	4.20%	1.20%
Dividend yield	0.00%	0.00%
Changes in the Level 3 Fair Value Measurement
The changes in fair value of the Level 3 liabilities are as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Balance, beginning of period	$767	$286
VCIP/OBIP payments	—	(286)
Closing-date fair value of warrant liability	—	2,008
Changes in fair value of warrant liability	(134)	(1,241)
Balance, end of period	$633	$767
During the three months ended September 30, 2022, the loss recognized due to increase in the fair value of warrant liability was $0.4 million, and was recorded within other income (expense), net in the consolidated statements of operations and comprehensive loss. During the three months ended September 30, 2021, the gain recognized due to decrease in the fair value of warrant liability was $0.3 million. During the nine months ended September 30, 2022 and 2021, the gain recognized due to decrease in the fair value of warrant liability was $0.1 million and $0.7 million, respectively.

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
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of Class A common stock outstanding during the period, including net issuance of shares upon vesting stock-based payment awards and excluding unvested stock-based payment awards and shares withheld to cover employees’ withholding taxes upon vesting of stock-based payment awards. Diluted net loss per share is computed giving effect to all potentially dilutive shares of Class A common stock,

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
including Class A common stock issuable upon vesting of stock-based payment awards and contingent earnout shares. Basic and diluted loss per share was the same for each period presented as the inclusion of all potential Class A common stock outstanding would have been antidilutive.
The computation of loss per share and weighted average shares of the Company’s common stock outstanding for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Loss attributable to common stockholders—basic and diluted	$(7,772)	$(11,344)	$(31,539)	$(91,362)
Denominator:
Weighted average shares outstanding—basic and diluted	92,351	91,444	91,800	76,122
Loss per share:
Basic and diluted	$(0.08)	$(0.12)	$(0.34)	$(1.20)
The following outstanding common stock equivalents were either considered antidilutive or were contingently issuable upon the resolution of their contingencies, and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earn-Out Shares (1)	5,000	5,000	5,000	5,000
Lock-Up Shares (2)	2,544	2,544	2,544	2,544
Finders Agreement Shares (3)	1,644	1,644	1,644	1,644
Warrants to purchase common stock	13,333	13,333	13,333	13,333
Shares withheld to cover employees’ withholding taxes upon vesting of RSUs	81	—	286	—
Unvested RSUs	7,361	4,633	7,361	4,633
Unvested PSUs	1,707	1,602	1,707	1,602
Total	31,670	28,756	31,875	28,756
(1) As additional consideration payable to the LiveVox Stockholder, the Company issued 5,000,000 shares of Class A common stock (the “Earn-Out Shares”) held in an escrow account to be released only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021. No contingent consideration shares were issued or released during the three and nine months ended September 30, 2022.
(2) Represents 2,543,750 shares of converted Class A common stock held by the SPAC sponsor and certain independent directors (the “Lock-Up Shares”) immediately following the closing, which were placed in an escrow account to be subject to release only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021. No contingent consideration shares were issued or released during the three and nine months ended September 30, 2022.
(3) Represents 1,643,750 shares of Class A common stock (the “Finders Agreement Shares”) to be issued only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021, pursuant to the terms of the Finders Agreement. No contingent consideration shares were issued during the three and nine months ended September 30, 2022.

21.    Commitments and Contingencies
Commitments

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
As of September 30, 2022 and December 31, 2021, $55.0 million and $55.5 million of the term loan principal was outstanding, respectively. The term loan is due December 31, 2025. See Note 9 for more information.
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
Indemnification Agreements
The Company has entered into indemnification agreements with its directors, officers and certain employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. As of September 30, 2022 and December 31, 2021, there were no claims that the Company is aware of that could have a material effect on its consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
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

22.    Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.
RSU Grants
In November 2022, the Company approved the grant of 1,221,660 RSU awards to senior executives and non-executive employees, pursuant to the Company’s 2021 Plan. Each RSU had a grant date fair value of $2.65. The total stock-based compensation expense of $3.2 million shall be amortized on a straight-line basis over the vesting period of 48 months into cost of revenue and operating expenses within the consolidated statements of operations and comprehensive loss.

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
We typically sell our products to customers under one- to four-year subscription contracts that stipulate a minimum amount of monthly usage and associated revenue with the ability for the customer to consume more usage above the minimum contract amount each month. Our subscription revenue is comprised of the minimum usage revenue under contract (which we call “contract revenue”) and amounts billed for usage above the minimum contract value (which we call “excess usage revenue”), both of which are recognized on a monthly basis following deployment to the customer. Excess usage revenue is deemed to be specific to the month in which the usage occurs, since the minimum usage commitments reset at the beginning of each month. Subscription revenue (i.e., contract revenue and excess usage revenue) accounted for 98.1% and 98.2% for the three and nine months ended September 30, 2022, respectively, and 97.9% and 98.0% for the three and nine months ended September 30, 2021, respectively, of our total revenue with the remainder consisting of professional services and other non-recurring revenue derived from the implementation of our products.

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
In March of fiscal 2020, we began to experience softness in our excess usage revenue in relation to our contract revenue (as evidenced by the calculation of total revenue divided by contract revenue which we call the “usage multiplier”) as a result of the COVID-19 pandemic and this softness continued to persist through the end of fiscal 2021. We attribute this softness to financial stimulus packages designed to address the financial hardships of Americans brought about by the COVID-19 pandemic which allowed many of our customers in the collections industry to meet their collection goals with fewer interactions with debtors. As a result, our usage multiplier declined sequentially from the fourth quarter of fiscal 2020 to the second quarter of fiscal 2021. In the second half of fiscal 2021 our usage multiplier increased slightly over the second quarter of fiscal 2021, but remained below the first quarter of fiscal 2021. When the effects of the pandemic and the associated financial stimulus (including, but not limited to direct stimulus payments, extensions and enhancements of unemployment benefits and loan forbearances) dissipate and there is a return to growth in consumer debt relative to disposable income, we believe the usage multiplier will recover to normal historical levels. As that relationship moves towards normal historical levels, our excess usage revenue is likely to grow faster than our contract revenue. The impact of COVID-19 in the first, second and third quarter of fiscal 2022 is described under “—Usage Impacts on the First Quarter of Fiscal 2022 relative to the Fourth Quarter of Fiscal 2021—”, “—Usage Impacts on the Second Quarter of Fiscal 2022 relative to the First Quarter of Fiscal 2022—” and “—Usage Impacts on the Third Quarter of Fiscal 2022 relative to the Second Quarter of Fiscal 2022—” below.

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
As a result of the implementation of Regulation F, excess usage revenue in December 2021 was impacted by approximately $1.0 million as many customers conservatively changed their dialing pattern to less than 7 in 7. In response we began actively presenting a best practice designed to enhance our customers’ profitability that replaces their previous behavior with a Regulation F-compliant calling regimen supplemented by best-time dial technology and/or 2 text messages per week. In the fourth quarter of fiscal 2021, sales of our Attempt Supervisor product increased and while we expect Attempt Supervisor sales to continue to increase in 2022, we continue to believe the conservative dialing behavior demonstrated by our customers immediately following the implementation of Regulation F will be replaced by behavior that optimizes the profitability of our customers in the future. We believe that our recommended best practices, if implemented, will result in higher collection results for our customers, at a lower labor cost with a slight increase in software costs. However, there can be no assurance as to when our customers will adopt our recommended Regulation F-compliant practices, if at all. For the fourth quarter of fiscal 2021, our usage multiplier was unfavorably impacted by approximately 0.04x. The impact of Regulation F rules in the first and second quarter of fiscal 2022 is described under “—Usage Impacts on the First Quarter of Fiscal 2022 relative to the Fourth Quarter of Fiscal 2021—” and “—Usage Impacts on the Second Quarter of Fiscal 2022 relative to the First Quarter of Fiscal 2022—” below.

Usage Impacts on the First Quarter of Fiscal 2022 relative to the Fourth Quarter of Fiscal 2021
Our business and operating results in the first quarter of fiscal 2022 were affected by a number of variables, including:
•Regulation F rules were in effect for all three months of the first quarter of fiscal 2022, compared to the fourth quarter of fiscal 2021, during which Regulation F was in effect only for the month of December. As of March 31, 2022, it was unclear how many customers had adopted our recommended best practices;
•Increased originations and delinquencies, which are leading indicators of the expected dissipation of the effects of the COVID-19 pandemic and the associated financial stimulus. In the first quarter of fiscal 2022, these increases translated, and we believe will continue to translate into higher minute and digital volumes over time;
•An increase in volume during tax season as refunds improved the yield of our collections customers efforts;
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
The combined effect of these variables unfavorably impacted our usage multiplier metric which measures the relationship between total revenue and contracted revenue. Total revenue divided by contracted revenue decreased from 1.31x in the fourth quarter of fiscal 2021 to 1.27x in the first quarter of fiscal 2022. While we can quantify the effect of product mix on the multiplier indicator, we cannot differentiate the impact of the other variables. However, our collections customers were flat sequentially, indicating that the decline was driven by our blended BPOs and customer engagement customer categories.

Usage Impacts on the Second Quarter of Fiscal 2022 relative to the First Quarter of Fiscal 2022
Our business and operating results in the second quarter of fiscal 2022 were affected by a number of variables, including:

•Regulation F rules have been in effect since November of 2021. As of June 30, 2022, it was unclear how many customers had adopted our recommended best practices;
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
The combined effect of these variables unfavorably impacted our usage multiplier metric which measures the relationship between total revenue and contracted revenue. Total revenue divided by contracted revenue decreased from 1.27x in the first quarter of fiscal 2022 to 1.23x in the second quarter of fiscal 2022. While we can quantify the effect of product mix on the multiplier indicator, we cannot differentiate the impact of the other variables. However, like last quarter, our collections customers were flat sequentially, indicating that the decline was driven by our blended BPOs and customer engagement customer categories.

Usage Impacts on the Third Quarter of Fiscal 2022 relative to the Second Quarter of Fiscal 2022
Our business and operating results in the third quarter of fiscal 2022 were primarily affected by two variables:
•We believe increased originations and delinquencies are leading indicators of the expected dissipation of the effects of the COVID-19 pandemic and the associated financial stimulus. In the third quarter of fiscal 2022, these increases have translated, and we believe will continue to translate into higher minute and digital volumes over time;
•Our mix of non-recurring and professional services revenue increased from 1.6% of total revenue in the second quarter of fiscal 2022 to 1.9% in the third quarter of fiscal 2022, driving a 0.01x favorable change in the multiplier.
The combined effect of these variables favorably impacted our usage multiplier metric which measures the relationship between total revenue and contracted revenue. Total revenue divided by contracted revenue increased from 1.23x in the second quarter of fiscal 2022 to 1.26x in the third quarter of fiscal 2022. We believe the recovery we have been expecting in the credit cycle caused an improvement in the usage multiplier of our collections customers which contributed to the overall usage multiplier increase in the third quarter of fiscal 2022.

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

LTM Net Revenue Retention Rate
We believe that our Last Twelve Months (“LTM”) Net Revenue Retention Rate provides us and investors with insight into our ability to retain and grow revenue from our customers and is a meaningful measure of the long-term value of our customer relationships. We calculate LTM Net Revenue Retention Rate by dividing the recurring revenue recognized during the most recent LTM period by the recurring revenue recognized during the LTM period immediately preceding the most recent LTM period, provided, however, that recurring revenue from a customer in the most recent LTM period is excluded from the calculation if recurring revenue was not recognized from that customer in the preceding LTM period. Customers who cease using our products during the most recent LTM period are included in the calculation. For example, LTM Net Revenue Retention for the 12-month period ending September 2022 includes recurring revenue from all customers for whom revenue was recognized from October of 2020 to September of 2021 regardless of whether such customers increased, decreased, or stopped their use of our products during that period (i.e., old customers), but excludes recurring revenue from all customers who began using our services from October of 2021 to September of 2022 (i.e., new customers). We define monthly recurring revenue as recurring monthly contract and excess usage revenue, which we calculate separately from one-time, non-recurring revenue by month by customer. We consider all contract and excess usage revenue, which represents 98% of our revenue, to be recurring revenue as all of our contracts provide for a minimum commitment amount. We consider professional services revenue and one-time adjustments, which are booked on a one-time, nonrecurring basis, to be non-recurring revenue. Professional services and other one-time adjustments are generally not material to the result of the calculation. However, one-time non-recurring revenue is important with respect to timing as we bill installation and non-standard statement of work fees immediately and recognize the revenue as the work is completed, which is generally in advance of the beginning of recurring revenue which is when we recognize the beginning of the LTM period immediately preceding the most recent LTM period.
The following table shows our LTM Net Revenue Retention Rate for the periods presented:

	Twelve Months Ended September 30,		Twelve Months Ended December 31,
	2022	2021	2021	2020
LTM Net Revenue Retention Rate	109%	107%	105%	106%
Our LTM Net Revenue Retention Rate reflects the expansion over time of our existing customers as they add new products and additional units of service. A much higher percentage of the product revenue from our customers is contracted on our per minute pricing model with a minimum commitment as compared to our per agent pricing model with minimum commitments for both agents and units of service.
Our LTM Net Revenue Retention Rate increased by 2 percentage points, to 109% in the twelve months ended September 30, 2022 from 107% in the twelve months ended September 30, 2021 primarily as a result of the tapering of the impact of COVID-19 and the related decrease in excess usage revenue that occurred from the first quarter of fiscal 2020 (which is no longer included in the calculation to the fourth quarter of 2020). In addition, monthly minimum contract revenue for customers grew by 21% from the twelve months ended September 30, 2021 to the twelve months ended September 30, 2022.
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

Adjusted EBITDA
In addition to net loss presented in accordance with generally accepted accounting principle (“GAAP”), we monitor Adjusted EBITDA, a Non-GAAP financial measure, to analyze our financial results and believe that it is useful to investors, as a supplement to U.S. GAAP measures, in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance. We believe that Adjusted EBITDA helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that we exclude from Adjusted EBITDA. Furthermore, we use this measure to establish budgets and operational goals for managing our business and evaluating our performance. We also believe that Adjusted EBITDA provides an additional tool for investors to use in comparing our recurring core business operating results over multiple periods with other companies in our industry.
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of Adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of these limitations, presentation of our consolidated financial statements in accordance with U.S. GAAP and reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate Adjusted EBITDA as net loss before (a) depreciation and amortization, (b) long-term equity incentive bonus, (c) stock-based compensation expense, (d) interest expense, net, (e) change in the fair value of warrant liability, (f) other expense (income), net, (g) provision for income taxes, and (h) other items that do not directly affect what we consider to be our core operating performance.
The following table shows a reconciliation of net loss to Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2022	2021	2022	2021
Net loss	$(7,772)	$(11,344)	$(31,539)	$(91,362)
Non-GAAP adjustments:
Depreciation and amortization (1)	1,119	1,628	3,550	4,834
Long-term equity incentive bonus and stock-based compensation expenses (2)(3)	2,976	2,069	8,878	72,035
Interest expense, net	896	1,033	2,390	2,918
Change in the fair value of warrant liability	350	(300)	(134)	(675)
Other expense (income), net	160	(460)	209	(435)
Acquisition and financing related fees and expenses (4)	—	480	10	1,521
Transaction-related costs (4)	98	531	281	1,834
Golden Gate Capital management fee expenses (4)	—	(11)	—	135
Provision for income taxes	159	100	474	187
Severance costs (5)	521	—	521	—
Adjusted EBITDA	$(1,493)	$(6,274)	$(15,360)	$(9,008)

(1) Depreciation and amortization expenses included in our results of operations are as follows (dollars in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2022	2021	2022	2021
Cost of revenue	$343	$927	$1,295	$2,785
Sales and marketing expense	613	604	1,835	1,783
General and administrative expense	126	62	312	164
Research and development expense	37	35	108	102
Total depreciation and amortization	$1,119	$1,628	$3,550	$4,834

(2) Long-term equity incentive bonus included in our results of operations are as follows (dollars in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2022	2021	2022	2021
Cost of revenue	$—	$36	$—	$9,695
Sales and marketing expense	—	313	—	18,401
General and administrative expense	—	194	—	18,595
Research and development expense	—	346	—	23,886
Total long-term equity incentive bonus	$—	$889	$—	$70,577

(3) Stock-based compensation expenses included in our results of operations are as follows (dollars in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2022	2021	2022	2021
Cost of revenue	$284	$154	$999	$182
Sales and marketing expense	706	255	2,184	312
General and administrative expense	1,055	354	2,655	490
Research and development expense	931	417	3,040	474
Total stock-based compensation expenses	$2,976	$1,180	$8,878	$1,458

(4) Included in general and administrative expense for all periods presented.

(5) Severance costs relate to a one-time severance event in the third quarter of fiscal 2022, involving an approximate 3% reduction in employee headcount. These severance costs included in our results of operations are as follows (dollars in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2022	2021	2022	2021
Cost of revenue	$400	$—	$400	$—
Sales and marketing expense	116	—	116	—
General and administrative expense	—	—	—	—
Research and development expense	5	—	5	—
Total severance costs	$521	$—	$521	$—

Non-GAAP Gross Profit and Non-GAAP Gross Margin Percentage
In addition to gross profit presented in accordance with GAAP, we also monitor non-GAAP gross profit and non-GAAP gross margin percentage. Management uses Non-GAAP gross profit and Non-GAAP gross margin percentage to evaluate operating performance and to determine resource allocation among our various product offerings. We believe Non-GAAP gross profit and Non-GAAP gross margin percentage allow for better comparison of financial results among our competitors. We also believe Non-GAAP gross profit and Non-GAAP gross margin percentage provide useful information to investors and others to understand and evaluate our operating results in the same manner as our management and board of directors.
Non-GAAP gross profit and Non-GAAP gross margin percentage should not be considered in isolation from, or as a substitute for, U.S. GAAP measures. Non-GAAP gross profit and Non-GAAP gross margin percentage may not be comparable to similarly titled measures of other companies because other companies may not calculate Non-GAAP gross profit and Non-GAAP gross margin percentage or similarly titled measures in the same manner as we do. U.S. GAAP defines gross profit as revenue less cost of revenue. Cost of revenue includes all expenses associated with our various product offerings as more fully described under the caption “—Components of Results of Operations—Cost of Revenue—” below. We define Non-GAAP gross profit as gross profit after adding back the following items:
•depreciation and amortization;
•long-term equity incentive bonus and stock-based compensation expenses; and
•severance costs
We add back depreciation and amortization, long-term equity incentive bonus and stock-based compensation expenses and severance costs because they are one-time or non-cash items. We eliminate the impact of these one-time or non-cash items because we do not consider them indicative of our core operating performance. Their exclusion facilitates comparisons of our operating performance on a period-to-period basis. Therefore, we believe showing Non-GAAP gross margin to remove the impact of these one-time or non-cash expenses is helpful to investors in assessing our gross profit and gross margin performance in a way that is similar to how management assesses our performance.
We calculate Non-GAAP gross margin percentage by dividing Non-GAAP gross profit by revenue, expressed as a percentage of revenue.
The following table shows a reconciliation of gross profit to Non-GAAP gross profit for the periods presented (dollars in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2022	2021	2022	2021
Gross profit	$22,360	$17,028	$61,260	$41,091
Depreciation and amortization	343	927	1,295	2,785
Long-term equity incentive bonus and stock-based compensation expenses	284	190	999	9,877
Severance costs	400	—	400	—
Non-GAAP gross profit	$23,387	$18,145	$63,954	$53,753

Gross margin %	63.4%	55.8%	61.1%	47.0%
Non-GAAP gross margin %	66.3%	59.5%	63.7%	61.5%

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

Results of Operations
Comparison of the three months ended September 30, 2022 and 2021 (dollars in thousands)
The following tables summarize key components of our results of operations for the three months ended September 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended September 30, (unaudited)
	2022	2021
Revenue	$35,253	$30,507
Cost of revenue	12,893	13,479
Gross profit	22,360	17,028
Operating expenses
Sales and marketing expense	13,826	12,227
General and administrative expense	7,188	7,642
Research and development expense	7,553	8,130
Total operating expenses	28,567	27,999
Loss from operations	(6,207)	(10,971)
Interest expense, net	896	1,033
Change in the fair value of warrant liability	350	(300)
Other expense (income), net	160	(460)
Total other expense, net	1,406	273
Pre-tax loss	(7,613)	(11,244)
Provision for income taxes	159	100
Net loss	$(7,772)	$(11,344)
Net loss per share—basic and diluted	$(0.08)	$(0.12)
Weighted average shares outstanding—basic and diluted	92,351	91,444

Revenue

	Three Months Ended September 30, (unaudited)
	2022	2021	$ Change	% Change
Revenue	$35,253	$30,507	$4,746	15.6%

Revenue increased by $4.8 million, or 15.6%, to $35.3 million in the three months ended September 30, 2022 from $30.5 million in the three months ended September 30, 2021, primarily due to 21.4% growth in contracted revenue driven by the acquisition of new customers and upsells to our existing customer base, as well as an increase in usage driven by the variables discussed in “—Usage Impacts on the Third Quarter of Fiscal 2022 relative to the Second Quarter of Fiscal 2022—” above.
Cost of revenue

	Three Months Ended September 30, (unaudited)
	2022	2021	$ Change	% Change
Cost of revenue	$12,893	$13,479	$(586)	(4.3)%
% of revenue	36.6%	44.2%

Cost of revenue decreased by $0.6 million, or 4.3%, to $12.9 million in the three months ended September 30, 2022 from $13.5 million in the three months ended September 30, 2021. The decrease was attributable primarily to decreases in depreciation and amortization expense of $0.6 million, cloud data center costs of $0.4 million and consulting costs of $0.1 million that we experienced while transitioning from our co-location deployment. With the transition to the cloud complete in late 2021, going forward we expect continued benefit from reduced inherited technical debt (i.e., a concept in software development that reflects the implied cost of additional work caused by prioritizing fast delivery of functionality which requires subsequent rework), increased development efficiency and significantly reduced capital expenditure needs. These decreases were partially offset by an increase in personnel costs of $0.6 million, of which $0.4 million was associated with a one-time severance event to reduce employee headcount in the third quarter of fiscal 2022.
Gross profit

	Three Months Ended September 30, (unaudited)
	2022	2021	$ Change	% Change
Gross profit	$22,360	$17,028	$5,332	31.3%
Gross margin percentage	63.4%	55.8%

Gross profit increased by $5.4 million, or 31.3%, to $22.4 million in the three months ended September 30, 2022 from $17.0 million in the three months ended September 30, 2021. The increase in gross profit was a result of increased revenue of $4.8 million, decreased depreciation and amortization expense of $0.6 million, decreased cloud data center costs of $0.4 million, and decreased consulting costs of $0.1 million, which were partially offset by increased severance costs of $0.4 million, each as described above.
Sales and marketing expense

	Three Months Ended September 30, (unaudited)
	2022	2021	$ Change	% Change
Sales and marketing expense	$13,826	$12,227	$1,599	13.1%
% of revenue	39.2%	40.1%

Sales and marketing expense increased by $1.6 million, or 13.1%, to $13.8 million in the three months ended September 30, 2022 from $12.2 million in the three months ended September 30, 2021. The increase was attributable primarily to increases in personnel costs of $1.2 million resulting from increased headcount, stock-based compensation expenses of $0.5 million associated with the annual restricted stock unit (“RSU”) awards granted under the 2021 Equity Incentive Plan (the “2021 Plan”) in the third quarter of fiscal 2022, and travel costs of $0.2 million as travel restrictions related to the COVID-19 pandemic continued to ease. These increases were partially offset by decreases in marketing, promotions and tradeshows expenses of $0.4 million as we scaled back on marketing program spending in the third quarter of fiscal 2022 to focus on profitability.
General and administrative expense

	Three Months Ended September 30, (unaudited)
	2022	2021	$ Change	% Change
General and administrative expense	$7,188	$7,642	$(454)	(5.9)%
% of revenue	20.4%	25.0%

General and administrative expense decreased by $0.4 million, or 5.9%, to $7.2 million in the three months ended September 30, 2022 from $7.6 million in the three months ended September 30, 2021. The decrease was attributable primarily to decreases in accounting, audit and legal fees of $0.7 million in connection with our transition to a public company in fiscal 2021, and miscellaneous general and administrative expenses of $0.4 million in connection with directors’ and officers’ insurance. These decreases were partially offset by an increase in stock-based compensation expenses of $0.7 million associated with the annual RSU awards granted under the 2021 Plan in the third quarter of fiscal 2022.

Research and development expense

	Three Months Ended September 30, (unaudited)
	2022	2021	$ Change	% Change
Research and development expense	$7,553	$8,130	$(577)	(7.1)%
% of revenue	21.4%	26.6%

Research and development expense decreased by $0.5 million, or 7.1%, to $7.6 million in the three months ended September 30, 2022 from $8.1 million in the three months ended September 30, 2021. The decrease was attributable primarily to decreases in personnel costs of $0.4 million, computing costs used in the development of software of $0.4 million, and consulting costs of $0.2 million. These decreases were partially offset by increase in stock-based compensation expenses of $0.5 million associated with the annual RSU awards granted under the 2021 Plan in the third quarter of fiscal 2022.
Interest expense, net

	Three Months Ended September 30, (unaudited)
	2022	2021	$ Change	% Change
Interest expense, net	$896	$1,033	$(137)	(13.3)%
% of revenue	2.5%	3.4%

Interest expense, net decreased by $0.1 million, or 13.3%, to $0.9 million in the three months ended September 30, 2022 from $1.0 million in the three months ended September 30, 2021. The decrease was attributable primarily to increase in interest income of $0.2 million associated with the marketable securities which we invested since the fourth quarter of fiscal 2021.
Change in the fair value of warrant liability

	Three Months Ended September 30, (unaudited)
	2022	2021	$ Change	% Change
Change in the fair value of warrant liability	$350	$(300)	$650	(216.7)%
% of revenue	1.0%	(1.0)%

Loss (gain) recognized due to change in the fair value of warrant liability increased by $0.7 million, or 216.7%. The increase was attributable primarily to an increase in fair value of the Forward Purchase Warrants of $0.4 million in the three months ended September 30, 2022 compared to a decrease in fair value of $0.3 million in the three months ended September 30, 2021. For more information, see Note 19 of the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Comparison of the nine months ended September 30, 2022 and 2021
The following tables summarize key components of our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands, except per share data):

	Nine Months Ended September 30, (unaudited)
	2022	2021
Revenue	$100,333	$87,365
Cost of revenue	39,073	46,274
Gross profit	61,260	41,091
Operating expenses
Sales and marketing expense	43,448	48,820
General and administrative expense	22,202	37,159
Research and development expense	24,210	44,479
Total operating expenses	89,860	130,458
Loss from operations	(28,600)	(89,367)
Interest expense, net	2,390	2,918
Change in the fair value of warrant liability	(134)	(675)
Other expense (income), net	209	(435)
Total other expense, net	2,465	1,808
Pre-tax loss	(31,065)	(91,175)
Provision for income taxes	474	187
Net loss	$(31,539)	$(91,362)
Net loss per share—basic and diluted	$(0.34)	$(1.20)
Weighted average shares outstanding—basic and diluted	91,800	76,122

Revenue

	Nine Months Ended September 30, (unaudited)
	2022	2021	$ Change	% Change
Revenue	$100,333	$87,365	$12,968	14.8%

Revenue increased by $13.0 million, or 14.8%, to $100.3 million in the nine months ended September 30, 2022 from $87.4 million in the nine months ended September 30, 2021, primarily due to 20.8% growth in contracted revenue driven by the acquisition of new customers and upsells to our existing customer base, partially offset by a reduction in usage driven by the variables discussed under “—Usage Impacts on the First Quarter of Fiscal 2022 relative to the Fourth Quarter of Fiscal 2021—”, “—Usage Impacts on the Second Quarter of Fiscal 2022 relative to the First Quarter of Fiscal 2022—” and “—Usage Impacts on the Third Quarter of Fiscal 2022 relative to the Second Quarter of Fiscal 2022—” above.

Cost of revenue

	Nine Months Ended September 30, (unaudited)
	2022	2021	$ Change	% Change
Cost of revenue	$39,073	$46,274	$(7,201)	(15.6)%
% of revenue	38.9%	53.0%

Cost of revenue decreased by $7.2 million, or 15.6%, to $39.1 million in the nine months ended September 30, 2022 from $46.3 million in the nine months ended September 30, 2021. The decrease was attributable primarily to decrease in personnel costs of $8.3 million, of which $9.7 million was associated with our Value Creation Incentive Plan (“VCIP”) and Option-based Incentive Plan

(“OBIP”) awards that fully vested and were recorded as compensation expense upon a liquidity event (i.e., the Merger) in the second quarter of fiscal 2021. The decrease in personnel costs were partially offset by increase in cloud data center costs of $1.2 million while we continue to build out new virtual production instances to migrate customers from our co-location deployment. With the transition to the cloud complete in late 2021, going forward, we expect continued benefit from reduced technical debt (i.e., a concept in software development that reflects the implied cost of additional rework caused by choosing an easy solution now instead of using a better approach that would take longer), increased development efficiency and significantly reduced capital expenditure needs.

Gross profit

	Nine Months Ended September 30, (unaudited)
	2022	2021	$ Change	% Change
Gross profit	$61,260	$41,091	$20,169	49.1%
Gross margin percentage	61.1%	47.0%

Gross profit increased by $20.2 million, or 49.1%, to $61.3 million in the nine months ended September 30, 2022 from $41.1 million in the nine months ended September 30, 2021. The increase in gross profit was a result of increased revenue of $13.0 million and decreased personnel costs of $8.3 million related to VCIP and OBIP awards, which were partially offset by increased cloud data center costs of $1.2 million, described above.

Sales and marketing expense

	Nine Months Ended September 30, (unaudited)
	2022	2021	$ Change	% Change
Sales and marketing expense	$43,448	$48,820	$(5,372)	(11.0)%
% of revenue	43.3%	55.9%

Sales and marketing expense decreased by $5.4 million, or 11.0%, to $43.4 million in the nine months ended September 30, 2022 from $48.8 million in the nine months ended September 30, 2021. The decrease was attributable primarily to decrease in personnel costs of $11.1 million, of which $18.1 million was associated with our VCIP and OBIP awards that fully vested and were recorded as compensation expense upon a liquidity event (i.e., the Merger) in the second quarter of fiscal 2021. The decrease in personnel costs were partially offset by increases in stock-based compensation expenses of $1.9 million associated with the RSUs and PSUs granted under the 2021 Plan since the third quarter of fiscal 2021, travel expenses of $1.5 million as travel restrictions related to the COVID-19 pandemic continued to ease, marketing, promotions and tradeshow expenses of $1.4 million, and miscellaneous sales and marketing expenses of $0.4 million.

General and administrative expense

	Nine Months Ended September 30, (unaudited)
	2022	2021	$ Change	% Change
General and administrative expense	$22,202	$37,159	$(14,957)	(40.3)%
% of revenue	22.1%	42.5%

General and administrative expense decreased by $15.0 million, or 40.3%, to $22.2 million in the nine months ended September 30, 2022 from $37.2 million in the nine months ended September 30, 2021. The decrease was attributable primarily to decrease in personnel costs of $17.4 million, of which $18.4 million was associated with our VCIP and OBIP awards that fully vested and were recorded as compensation expense upon a liquidity event (i.e., the Merger) in the second quarter of fiscal 2021. In addition, accounting, audit and legal fees decreased by $0.9 million in connection with our transition to a public company in fiscal 2021. These decreases were partially offset by increases in stock-based compensation expenses of $2.2 million associated with the RSUs and PSUs granted under the 2021 Plan since the third quarter of fiscal 2021, miscellaneous general and administrative expenses of $0.5 million primarily attributable to directors’ and officers’ insurance, software expenses of $0.4 million and office space and utilities expenses of $0.3 million.

Research and development expense

	Nine Months Ended September 30, (unaudited)
	2022	2021	$ Change	% Change
Research and development expense	$24,210	$44,479	$(20,269)	(45.6)%
% of revenue	24.1%	50.9%

Research and development expense decreased by $20.3 million, or 45.6%, to $24.2 million in the nine months ended September 30, 2022 from $44.5 million in the nine months ended September 30, 2021. The decrease was attributable primarily to decrease in personnel costs of $22.3 million, of which $23.5 million was associated with our VCIP and OBIP awards that fully vested and were recorded as compensation expense upon a liquidity event (i.e., the Merger) in the second quarter of fiscal 2021. The decrease in personnel costs were partially offset by increase in stock-based compensation expenses of $2.6 million associated with the RSUs and PSUs granted under the 2021 Plan since the third quarter of fiscal 2021.

Interest expense, net

	Nine Months Ended September 30, (unaudited)
	2022	2021	$ Change	% Change
Interest expense, net	$2,390	$2,918	$(528)	(18.1)%
% of revenue	2.4%	3.3%

Interest expense, net decreased by $0.5 million, or 18.1%, to $2.4 million in the nine months ended September 30, 2022 from $2.9 million in the nine months ended September 30, 2021. The decrease was attributable primarily to increased interest income of $0.7 million associated with the marketable securities which we invested since the fourth quarter of fiscal 2021.

Change in the fair value of warrant liability

	Nine Months Ended September 30, (unaudited)
	2022	2021	$ Change	% Change
Change in the fair value of warrant liability	$(134)	$(675)	$541	(80.1)%
% of revenue	(0.1)%	(0.8)%

Gain recognized due to change in the fair value of warrant liability decreased by $0.5 million, or (80.1)%. The decrease was attributable primarily to decrease in fair value of Forward Purchase Warrants of $0.1 million in the nine months ended September 30, 2022 compared to decrease in fair value of $0.7 million in the nine months ended September 30, 2021. For more information, see Note 19 of the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Liquidity and Capital Resources
Sources of Cash
LiveVox’s consolidated financial statements have been prepared assuming the Company will continue as a going concern for the 12-month period from the date of issuance of the consolidated financial statements, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s main sources of liquidity are cash generated by operating cash flows and debt. For the nine months ended September 30, 2022 and 2021, the Company’s cash flow used in operating activities was $23.3 million and $59.1 million, respectively.
As of September 30, 2022 and December 31, 2021, the Company held cash and cash equivalents of $22.6 million and $47.2 million, respectively. In addition, the Company had restricted cash of $0.1 million as of both September 30, 2022 and December 31, 2021, related to the holdback amount for an acquisition the Company made in 2019. The Company also held marketable securities of $47.5 million and $49.4 million as of September 30, 2022 and December 31, 2021, respectively.
The term loan and revolving credit facility that the Company entered into with PNC Bank, as amended (the “Credit Facility”), provides for a $57.6 million term loan, a $5.0 million line of credit and a $1.5 million letter of credit sub-facility. The Credit Facility is collateralized by a first-priority perfected security interest in substantially all the assets of the Company and is subject to certain financial covenants before and after a covenant conversion date. Covenant conversion may be elected early by the Company if certain criteria are met, including, but not limited to, meeting fixed charge coverage and liquidity ratio targets as of the most recent twelve-month period. Prior to the covenant conversion date, the Company is required to maintain minimum levels of liquidity and recurring revenue. As of the covenant conversion date, the Company is required to maintain the Fixed Charge Coverage Ratio and Leverage Ratio (as defined in the Credit Facility) measured on a quarter-end basis for the four-quarter period ending on each such date through the end of the agreement. The term loan is due December 31, 2025. The Company was in compliance with all debt covenants at September 30, 2022 and December 31, 2021 and was in compliance with all debt covenants as of the date of issuance of these consolidated financial statements. There was no unused borrowing capacity under the term loan portion of the Credit Facility at September 30, 2022 or December 31, 2021. There were no amounts outstanding under the revolving portion of the Credit Facility as of September 30, 2022 or December 31, 2021.

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
•Other liabilities – These include other long-term liabilities reflected in the Company’s consolidated balance sheets as of September 30, 2022, including obligations associated with certain employee and non-employee incentive plans, Forward Purchase Warrants, unrecognized tax benefits and various long-term liabilities, which have some inherent uncertainty in the timing of these payments.
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

Comparison of cash flows for the nine months ended September 30, 2022 and 2021
The following table summarizes key components of our cash flows for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Nine Months Ended September 30, (unaudited)
	2022	2021
Net cash used in operating activities	$(23,283)	$(59,144)
Net cash provided by (used in) investing activities	(927)	116
Net cash provided by (used in) financing activities	(77)	144,582
Effect of foreign currency translation	(336)	(40)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(24,623)	$85,514

Net cash used in operating activities
Cash flows used in operating activities in the nine months ended September 30, 2022 decreased by $35.9 million to $23.3 million from $59.1 million during the same period in fiscal 2021. The decrease to net cash used in operating activities was primarily attributable to a decrease of $59.8 million in net loss, partially offset by a decrease of $24.3 million in non-cash adjustments to net loss. The decrease in non-cash items was primarily attributable to the compensation expense of $32.9 million recorded in the second quarter of fiscal 2021 associated with the VCIP and OBIP awards fully vested in connection with the Merger, partially offset by a $7.4 million increase of stock-based compensation expense associated with the RSUs and PSUs granted under the 2021 Plan since the third quarter of fiscal 2021. Net cash used in operating activities also included a decrease of $0.4 million in cash from operating assets and liabilities, primarily due to the timing of cash payments to vendors and cash receipts from customers.
Net cash provided by (used in) investing activities
Cash flows from investing activities in the nine months ended September 30, 2022 decreased by $1.0 million to cash outflows of $0.9 million from cash inflows of $0.1 million during the same period in fiscal 2021. Net cash used in investing activities during the nine months ended September 30, 2022 was comprised of the purchases of debt securities of $9.5 million and the purchases of property and equipment of $0.9 million, partially offset by proceeds from sale of debt securities of $3.5 million and proceeds from maturities and principal paydowns of debt securities of $6.0 million.
Net cash provided by (used in) financing activities
Cash flows from financing activities in the nine months ended September 30, 2022 decreased by $144.7 million to cash outflows of $0.1 million from cash inflows of $144.6 million during the same period in fiscal 2021. The decrease to net cash from financing activities was primarily attributable to the net cash proceeds of $157.4 million incurred in the second quarter of fiscal 2021 as a result of the Merger, partially offset by the repayment of drawdown on the revolving Credit Facility of $4.7 million made in the second quarter of fiscal 2021 and the payment of contingent consideration of $6.0 million made in the third quarter of fiscal 2021 in connection with the BusinessPhone asset acquisition completed in the first quarter of fiscal 2021.

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
At September 30, 2022 and December 31, 2021, the Company has determined that the unrealized losses were temporary in nature and did not consider any debt securities to be OTTI.

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
2021 Equity Incentive Plan
On June 16, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective upon the closing of the Merger on June 18, 2021. The Company grants RSUs and PSUs to employees, executives, directors, and eligible consultants of the Company. RSUs are subject only to service conditions and typically vest over periods ranging from one to six years based on the grantee’s role in the Company. PSUs are granted to certain key employees and vest either based on the achievement of predetermined market conditions, or based on both service and market conditions. All RSUs and PSUs will be settled in shares of Class A common stock and are classified as equity awards. Equity-classified awards are recognized as stock-based compensation expense over an employee’s requisite service period or a nonemployee’s vesting period on the basis of the grant-date fair value. Generally, the Company recognizes stock-based compensation expense of RSUs using the straight-line method, and recognizes stock-based compensation expense of PSUs subject to graded market vesting on a tranche-by-tranche basis (i.e., the accelerated attribution method). The fair value of the RSUs is estimated by using the closing price of the Company’s Class A common stock on Nasdaq on the measurement date. The fair value of the PSUs at each measurement date is estimated by using a Monte Carlo simulation. The key inputs used in the Monte Carlo simulation are stock price, expected share price volatility, expected life, risk-free interest rate, and vesting hurdles. While the Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense related to the Company’s 2021 Plan.

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
As of September 30, 2022 and December 31, 2021, no single issuer represented more than 10% of the Company’s marketable securities.
For the three and nine months ended September 30, 2022 and 2021, the Company did not have any customers that individually represented 10% or more of the Company’s total revenue or whose accounts receivable balance at September 30, 2022 and December 31, 2021 individually represented 10% or more of the Company’s total accounts receivable.
The Company relies on third parties for telecommunication, bandwidth, and colocation services that are included in cost of revenue.
As of September 30, 2022, two vendors accounted for approximately 33% of the Company’s total accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at September 30, 2022. At December 31, 2021, one vendor accounted for approximately 43% of the Company’s total accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at December 31, 2021. We believe there could be a material impact on future operating results should a relationship with an existing supplier cease.

Interest rate sensitivity

The term loan portion of the Credit Facility is subject to interest rate risk, as the loan is termed as either a base rate loan or LIBOR rate loan (each as defined in the agreement governing the Credit Facility) and can be a combination of both. LIBOR interest elections are for one, two or three-month periods. The Company elected a LIBOR rate at September 30, 2022. Interest changes affect the fair value of the term loan but the impact on our financial position, cash flows and results of operations was not significant in any period.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2022.
Based on management’s evaluation, our CEO and CFO concluded that, as of September 30, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those results in this Quarterly Report are described in our Annual Report. The occurrence of one or more of these factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, financial condition, results of operations and cash flows. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, results of operations, financial condition or cash flows. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Annual Report, which risk factor section in the Annual Report is hereby incorporated in this Quarterly Report by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 13, 2021, the Company and Neuberger BD LLC (“Neuberger”) entered into the Finders Agreement. Pursuant to the Finders Agreement, in exchange for Neuberger introducing Crescent Acquisition Corp (“Crescent”) to LiveVox Holdings, Inc. (hereinafter referred to as “Old LiveVox”), the Company agreed, following the closing of the merger between Old LiveVox and Crescent consummated on June 18, 2021 (the transaction referred to as the “Merger”), to provide Neuberger compensation and registration rights. The Finders Agreement initially provided that Neuberger was initially eligible to receive 781,250 shares of Class A common stock upon the earlier of (i) one year following the date of the consummation of the Merger and (ii) following the closing of the Merger (x) at such time when the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the closing of the Merger or (y) subject to certain conditions, upon the completion of a liquidation, merger stock exchange or other similar transaction. Additionally, pursuant to the Finders Agreement, Neuberger was eligible to receive up to an additional 1,943,750 shares of Class A common stock if the price of Class A common stock trading on Nasdaq exceeds the following thresholds during the seven-year period following the closing of the Merger: 781,250 of such shares will be issued to Neuberger if the Volume Weighted Average Share Price equals or exceeds $12.50 per share for 20 of any 30 consecutive trading days; another 781,250 of such shares will be issued to Neuberger if the Volume Weighted Average Share Price equals or exceeds $15.00 per share for 20 of any 30 consecutive trading days; and another 381,250 of such shares will be issued to Neuberger if the Volume Weighted Average Share Price equals or exceeds $17.50 per share for 20 of any 30 consecutive trading days.
As previously disclosed on the Company’s Form 8-K filed with the Securities and Exchange Commission on June 17, 2021, the parties to the Finders Agreement agreed to reduce by 300,000 the number of shares of Class A common stock that Company would otherwise issue to Neuberger if the Volume Weighted Average Share Price of the Class A common stock equals or exceeds $17.50 per share on Nasdaq or any other national securities exchange for 20 of any 30 consecutive trading days during the seven years following the closing of the Merger.
On July 19, 2022, the Company issued 781,250 shares of Class A common stock to Neuberger pursuant to the achievement of the initial milestone under the Finders Agreement. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

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

LiveVox Holdings, Inc.

Date: November 8, 2022	By:	/s/ John DiLullo

John DiLullo
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Gregg Clevenger

Gregg Clevenger
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)