Form 10-K
period 2022-12-31
LiveVox Holdings, Inc.
filed 2023-03-02
CIK 1723648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $33,547,667.
As of February 24, 2023, the registrant had 100,353,505 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

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

Business Overview
LiveVox is a next generation, cloud-based contact-center-as-a-service (“CCaaS”) platform focused on deployments in both mid-market and enterprise organizations. Our mission is to help contact centers maximize their performance by seamlessly integrating omnichannel communications (voice, email, chat, SMS, etc.), artificial intelligence (“AI”), customer relationship management (“CRM”) and workforce engagement management (“WEM”), in an easy-to-implement and easy-to-optimize platform. Built on a scalable, public cloud infrastructure, LiveVox can serve as a self-contained, out-of-the-box solution, or as a foundational platform that connects to other services through application programming interfaces (“APIs”). Facilitating more than 14 billion transactions annually, we have built a differentiated approach to the contact center software market, complemented by an attractive financial model.

•Large and growing CCaaS market opportunity: The contact center market is in the early stages of a shift to cloud-based solutions and we estimate that the vast majority of call center agents are not using cloud-based solutions today. Various trends are driving this transition, including digital transformation, the automation of manual contact center labor, and the need for AI-enabled analytics to support omnichannel workflows and agents. We estimate the contact center market to be approximately $27 billion for 2022, of which approximately $4 billion is comprised of cloud-based solutions. LiveVox and other industry sources estimate the total spend of this market to reach approximately $83 billion by 2030. As enterprises continue to execute on their digital transformation strategies, we believe we are well positioned to capture a meaningful amount of this growth as we increase the capillarity of our investments in sales and marketing to educate more potential customers about our platform.
•Differentiated product: We offer a cloud-based, enterprise-focused contact center solution. The LiveVox Platform consists of innovative cloud-based AI and omnichannel offerings, anchored by its native CRM solution. Our products are designed to enable customers to remove legacy technology barriers and accelerate adoption of cloud-based solutions, regardless of their digital transformation journey status. Our platform is configured with features and functionalities as well as compliance standards and capabilities, and integrations with many existing third-party solutions, providing customers with a simple and scalable implementation process. We believe that our integrated offering accelerates the adoption of cloud-based contact center solutions, eliminates data silos, and allows our users to maximize engagement with their customers and create differentiated end user experiences. We believe that we are currently the only company to offer a product that integrates Omnichannel, Contact Center, CRM, WEM and AI capabilities in a single offering.
◦Integration: Our products integrate AI and omnichannel capabilities under one platform, alongside CRM and WEM functionalities, equipping customers with a single platform to support their contact center capabilities while providing consistent platform-wide analysis and reporting.

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
•Attractive financial profile, underpinned by the following qualities:
◦Recurring revenue model: We typically sell our products to customers under one- to three-year subscription contracts that stipulate a minimum amount of monthly usage and associated revenue with the ability for the customer to consume more usage above the minimum contract amount each month. Our subscription revenue is comprised of the minimum usage revenue under contract (which we call “contract revenue”) and amounts billed for usage above the minimum contract value (which we call “excess usage revenue”), both of which are recognized on a monthly basis following deployment to the customer. Excess usage revenue is deemed to be specific to the month in which the usage occurs, since the minimum usage commitments reset at the beginning of each month. For the year ended December 31, 2022, our total revenue was $136.0 million, 98% of which was subscription revenue (including contract revenue and excess usage revenue), with the remainder consisting of professional services and other non-recurring revenue derived from the implementation of our products.
◦Attractive unit economics: We benefit from strong sales efficiency, driven by the productivity of our salesforce and flexible commercial model. This model seeks to meet customers at any stage of their digital transformation by utilizing a “land and expand” strategy that allows us to provide a subset of our full contact center solution to meet a customer’s initial requirements, and then expand that relationship by providing more features and functionality that empowers the customer to continue on their journey to greater digital and AI adoption. For the year ended December 31, 2022, our net revenue retention rate for the last twelve month period (“LTM”) was 113%, and our average net revenue retention rate was 110% over the period 2019 to 2022. We estimate that the average calculated lifetime value of our customers is approximately 5 times the associated cost of acquiring them for the time period from 2019 to 2022.
We intend to build on this foundation and have strategically increased our sales and marketing investment to capture future opportunities, including by increasing the aperture of our go-to-market organization, increasing the efficiency and productivity of our salesforce, and expanding our geographic reach and partnerships.

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

LiveVox’s Market Opportunity
Our CCaaS market opportunity consists of the total spend on contact center software solutions. We estimate this market to have been approximately $27 billion in 2022, of which approximately $4 billion was comprised of cloud-based solutions and we estimate the market to reach approximately $83 billion by 2030. While the contact center market is our initial focus, we are seeing a major convergence take place as the CCaaS market converges with the CRM market, as well as digital-first service platforms. This convergence, along with our product set, positions us well to capture the newly converged marketplace and deliver our clients a solution that is easy to deploy and manage.
We believe that the majority of our addressable market is unpenetrated today. Over time, we expect our total addressable market to grow considerably, due to a combination of cloud-based market tailwinds, our shift into new products to expand our addressable market, and contact center labor automation.

LiveVox’s Offerings
Our cloud-based contact center platform is a comprehensive, integrated suite of omnichannel, AI, CRM, and WEM capabilities. Our platform is differentiated by the following characteristics:

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
•Automation & AI: The continued advancements in AI technology have allowed the LiveVox Platform to further enhance the delivery and optimization of customer service workflows. The combination of AI technology, voice and digital channels along with CRM data has helped to substantially decrease the required time to implement and optimize AI virtual agents & chatbots for our customers. Our customers continue to see tremendous ROI in digitally responding to customer inquiries along with increases in consumer satisfaction due to an improvement in self-service options. Paired with our WEM tools, our AI-driven conversation analytics and agent coaching helps contact centers automate feedback delivery and facilitate improvement to the agent community.
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
•Accelerating digital transformation: Our products enhance customers’ abilities to transform their businesses, increase agility, facilitate automation and create amazing customer experiences. Our advanced omnichannel / AI capabilities and WEM tools provide insights on both our customers’ contact center operations, as well as on their clients. These insights facilitate strong customer and end user experiences, while improving agent productivity, in addition to helping customers deliver superior service to their clients.
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

Growth Strategies
We are driving growth in our business by executing across a number of strategies including:

•Acquire new customers: In 2022, we streamlined our go-to-market team by 18%, to more efficiently address our current channels and provide resources to invest in new opportunities, such as expanded partnerships and geographies.
•Increase revenue from existing customers: We benefit from a land and expand model in which our revenue from existing customers grows over time. This is driven by our focus on large enterprise customers, as well as our sales strategy in which we often “land” in a single department or line of business, providing us a strong upsell potential over time to expand the amount of business we do with a customer. For the last four years ending December 31, 2022, our LTM net revenue retention rate was 110%, on average. We believe a considerable opportunity exists for additional revenue from our existing customers through the sale of additional seats and products. We have identified opportunities we believe will allow us to expand our revenue from existing customers based on seats that are not currently using our software. We will continue to invest resources into identifying and executing on opportunities for increased penetration with existing customers.
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

LiveVox’s Products
Our cloud contact center software is provided to customers on a subscription basis and consists of three major families of products that are all fully integrated to deliver a comprehensive end-to-end solution for our customers: CRM, Omnichannel and AI, and WEM. Our CRM platform, designed specifically for contact centers, acts as an orchestration layer, allowing customers to design customer journeys, create smart campaigns and ensure each interaction is routed to the appropriate employee. The combination of a unified data layer joined with omnichannel, AI and WEM functionalities ensures that customers receive what we view as all of the key components necessary to operate a modern contact center. The platform is built upon a public cloud infrastructure with the utilization of a micro-service architecture and a robust set of APIs, allowing for deep integrations and a network of partners further enhancing the platform.
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
▪Outbound Interactive Voice Response (“IVR”) – a messaging application allowing consumers to opt into conversations with agents based on confirmation of good/services or to serve as an immediate escalation point. Commonly utilized in the financial services and health-care verticals for reminders and ability to speak with a contact center individual.
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
WEM

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

Customers
We had approximately 340 customers as of December 31, 2022, including enterprises, Fortune 1,000 financial institutions, and BPO firms. As of December 31, 2022, no single customer represented more than 10% of our revenues. Our enterprise customers span a variety of industries, including financial services (including leading banks and fin-techs), healthcare, consumer/retail, and telecommunications.

Sales and Marketing
Our go-to-market strategy is led by our direct sales force which is primarily focused on enterprise and mid-market organizations. The sales team is comprised of the “Acquisition Team”, which is responsible for new logo generation; the “Named Accounts Team”, which is responsible for account preservation and upsell; and Channel account managers, who focus on facilitating sales leads from our growing channel partner ecosystem. We have developed a targeted and disciplined, outcomes-based land and expand sales strategy designed to enable our sales force to efficiently generate and close net new logo opportunities. Additionally, we have a strategic cadence around upsell and cross-sell opportunities that centers on regularly scheduled customer business reviews. These business reviews lead to additional products being showcased/positioned to our existing customer base.
Supporting the Acquisition team is our outbound lead generation team, consisting of Business Development Reps (“BDRs”) and Sales Development Reps (“SDRs”). The BDRs work in concert with the Acquisition Team through a specific named account strategy to drive high-quality leads through the sales funnel. The SDRs cultivate and nurture marketing qualified leads, while also fielding inbound prospect traffic, to help drive additional highly qualified leads.
Our marketing team uses a data-driven approach for lead generation and nurturing activities. Through a sophisticated marcom/technology stack, the team focuses on prospects that are the strongest fit and that have the highest propensity to buy. Using intent analytics, we craft streams of content and advertising specifically geared to each prospect and their product interests to establish relevant awareness and interaction, and ultimately purchase consideration. To accomplish this, the team employs a multi-faceted approach, including content curation, a full array of digital marketing, trade shows, webinars, industry analyst programs, public relations, and more.
We intend to continue investing in our Go To Market team, while building out our marketing capabilities and continuing to improve sales force productivity.
In the third quarter of 2021, LiveVox introduced an indirect marketing team and strategy to support the Channel Sales Team of Channel Account Managers (“CAMs”) formed in July 2021.
The Channel’s go-to-market strategy is supported as follows:

•Partner Recruitment is supported through strategic marketing agreements with six top national Master Agent/TSB entities that drive access to top contact center reselling agents in our focused regions. Additionally, Channel Marketing supports the execution of numerous partner-facing events in the channel including regional events, roadshows, and industry tradeshows.
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

Research and Development
Our research and development drives continuous innovation cycles for our contact center platform. Our functional, industry, and technology experts collaborate with customers and partners to analyze data trends, apply industry best practices, and innovate on new products that result in new features and functions regularly being added to the platform – a process we refer to as Data Driven Innovation (“DDI”). With our breadth of deeply integrated contact center products and 340 customers, we have a wealth of data to drive new features for agent and customer experiences, including data analytics, machine learning, and artificial intelligence. These features are bundled and released two times a year.
Our core research and development operations are based in San Francisco, California; Medellin, Colombia; and Bangalore, India. This geographic footprint allows for recruitment from broad and diverse talent pools.

Technology and Operations
Our highly scalable SaaS platform was developed with the end user in mind. Our platform uses market-oriented research, as well as development and operational experience. Our platform is comprised of in-house developed intellectual property, and open source and commercially available components. Our platform is designed to be redundant and scalable, to leverage cloud-native capabilities in support of business continuity and disaster recovery (“BCDR”) functionality, and to support multi-tenancy from the ground up. In addition, the architecture is designed to support capacity increases on demand, facilitate continuous integration and continuous development (“CI/CD”), and permit life cycle management with minimal or no impact to customers’ use of our products.
We currently deliver our products globally from six public cloud third-party facilities located in Virginia, Ohio, Oregon, Canada, Germany, and Ireland. Our infrastructure is designed to support real-time mission-critical telecommunications, applications, and operational support systems as well as multiple customer connectivity methods over carrier services as well as direct connect. Our infrastructure is built with redundant, fault-tolerant components in distinct and secure availability zones forming protective layers for our applications and customer data.
We have implemented and maintained an operations team that focuses on four primary pillars: capacity management, performance, security, and availability. The 24x7x365 operations teams work to ensure continuous health and reliability by monitoring our data centers, applications, and carrier services for potential issues, as well as manage capacity, evaluate potential security incidents, and maintain the overall health and integrity of our platform environments.

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

•cloud-based contact center software providers such as Five9, NICE InContact, Genesys, Lifesize, 8x8, RingCentral and Talkdesk;
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
As of December 31, 2022, our intellectual property portfolio included six registered U.S. trademarks and one issued U.S. patent.
We use third-party technology to support our software platform under various license agreements with those third parties. These license agreements contain standard and customary licensing rights to use the technology. Third-party infringement claims pertaining to this third-party technology could have a disruptive effect on our operations.

Seasonality
We believe that there can be structural factors that may cause our revenues in the first half of a year to be lower than our revenues in the second half of the year. During the year ended December 31, 2022, 52% of our total revenues were generated in the second half of the year. We believe this is due to steadily increasing recurring revenue on our platform that typically drives higher revenue in the second half of each year.

Human Capital Resources
Our workforce is an integral part of our success, with a team of professionals including those focused on technology and operations, research and development, sales and marketing and general and administrative functions. As of December 31, 2022, our workforce consisted of 627 full-time employees, comprised of 211 in Technology and Operations, 179 in Research and Development, 176 in Sales and Marketing and 61 in General and Administrative.
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
Maintaining a culture where innovation thrives is a requirement for all SaaS companies. LiveVox pairs strong business planning discipline with agile development cycles to rapidly deliver innovative solutions our customers want. We align work plans vertically and horizontally throughout the organization using an Objectives and Key Results (“OKRs”) framework. Our company-wide objectives and key measures of success apply and are visible to teams around the world. This strong operational alignment provides great visibility to manage our business and increases our competitive advantage. We quickly identify opportunities to exploit, and obstacles to remove, and we coordinate across teams to effectively manage change and drive higher performance.
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
LiveVox is registered with the FCC and began providing interconnected VoIP services in the second half of 2021. The FCC has imposed various regulatory requirements on interconnected VoIP providers that previously applied only to traditional telecommunications providers, such as obligations to provide 911 functionality, to contribute to the federal Universal Service and Telecommunications Relay Services Funds, to comply with regulations relating to local number portability, to abide by the FCC’s service discontinuance rules and to abide by the regulations concerning Customer Proprietary Network Information, outage reporting, access for persons with disabilities, the Communications Assistance for Law Enforcement Act and expanded obligations with respect to the transmission of emergency calls. In some instances, these regulations indirectly affect LiveVox because they directly apply to its customers or its suppliers. We cannot predict whether the FCC will impose additional requirements, regulations or charges upon interconnected VoIP services or other services that may include some voice functionality. Our IP-enabled services (including, where applicable, interconnected VoIP services), or customers who use such services, are or may be subject to some or all of the following regulations:

•The Telephone Consumer Protection Act of 1991 (“TCPA”), which regulates the use of automatic telephone dialing systems and artificial or prerecorded voice technologies to place calls and texts to wireless and residential landline telephone numbers. The FCC, the Federal Trade Commission and state attorneys general have the authority to enforce compliance with the TCPA. Moreover, the TCPA also allows aggrieved private parties to directly seek civil remedies and seek statutory-defined damages, which may be significant, for calls or text messages received without recipients’ proper consent. The scope and interpretation of these laws and regulations is inconsistent and continues to evolve and develop.
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
•The Fair Debt Collections Practices Act (“FDCPA”), which governs the manner of third-party debt collections. Regulation F, which implements the FDCPA and which took effect on November 30, 2021, governs third-party debt collectors and, among other things, limits the number of call attempts that a debt collector may make to a consumer to seven calls per account within a seven-day period. Once the debt collector makes actual contact with a consumer, the debt collector may not call the consumer again about that same account for a seven-day period.
•Various regulations relating to privacy, data protection, and cybersecurity such as the Health Insurance Portability and Accountability Act, General Data Protection Regulation (“GDPR”), and California Consumer Privacy Act (“CCPA”).
•Consumer Financial Protection Bureau (“CFPB”) regulations
•Office of the Comptroller of Currency (“OCC”) regulations
•Various State Regulations LiveVox may also be subject to state laws and regulations affecting certain communications services or other parts of its business, including for example state requirements that are similar to the types of federal requirements discussed above.
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
We will remain an EGC until the earlier of (1) the last day of the fiscal year (a) 2024, which is the fifth anniversary of the closing of Crescent’s initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to EGC shall have the meaning associated with it in the JOBS Act.

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
•Our recent growth may not be indicative of our future growth, and we may fail to manage our growth effectively.
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
•Our reduction in force and cost-control efforts might not assure profitability and may affect morale and make it difficult to retain employees or attract new ones.
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
In accordance with the various and changing regulatory frameworks and social distancing and other business or office closure orders and recommendations of applicable government agencies, all of our employees transitioned to work-from-home operations and we canceled all business travel by our employees except where necessary and properly authorized, which changed how we operate our business. Our customers and business partners are also subject to various and changing regulatory frameworks and social distancing and business or office closure orders and recommendations and travel restrictions or prohibitions, which have changed the way we interact with our customers and business partners. We have re-opened our U.S. and foreign offices for employees to voluntarily return. We have also reinstated business travel on a voluntary basis and subject to prior approval.
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
•harm our ability to recruit, onboard and successfully integrate new employees, including members of our direct sales force, both domestically and internationally, as a result of reduced in-person communication and interaction;

•harm our ability to maintain our corporate culture with an employee base primarily working remotely and facing unique personal and professional challenges;
•increase the burden on our technical operations infrastructure, which could harm the capacity, stability, security and performance of our operations infrastructure and potentially leave us more vulnerable to security breaches and incidents;
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
•cause our management team to continue to commit significant time, attention and resources to monitor the COVID-19 pandemic and seek to mitigate its effect on our business and workforce; and
•lead to the adoption of additional new laws and regulations that we and/or our customers and partners are required to comply with and that could harm our results of operations and may subject us to COVID-19 related regulations, fines, penalties, and litigation.
While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities, both globally and in the United States, have since experienced a surge in the reported number of cases and hospitalizations related to the COVID-19 pandemic, including as a result of the emergence of new variants. This increase in cases could continue to lead to the re-introduction of such restrictions. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may experience or continue to experience a recession, and our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets.
Any of the foregoing factors could significantly harm our future sales, operating results, cash flow, gross margin and overall financial performance, which could cause us to experience a decreased level of growth of our business and make our future financial results and prospects difficult to predict. The COVID-19 pandemic and its impact on LiveVox and the U.S. and global economies could limit our ability to forecast our future operating results, including our ability to predict revenue and expense levels, and plan for and model future results of operations. Moreover, because a significant portion of our revenue is derived from existing customers, downturns in new sales will not immediately be reflected in our operating results and may be difficult to discern until future periods. Our competitors could experience similar or different impacts as a result of COVID-19, which could result in changes to our competitive landscape.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the ongoing severity and transmission rate of the virus and the emergence of new virus variants, the extent and effectiveness of vaccine programs and other containment actions, the duration of other restrictions on businesses and society at large, and the specific impact of these and other factors on our business, employees, customers and partners. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed. There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have and, as a result, the ultimate impact of the outbreak on our business and operations is highly uncertain and subject to change. The effects of the COVID- 19 pandemic have had, and could continue to have a material impact on our results of operations and increase many of the other risks described under “Risk Factors” and elsewhere herein.

Our recent growth may not be indicative of our future growth, and we may fail to manage our growth effectively.
For the years ended December 31, 2022, 2021 and 2020, our revenues were $136.0 million, $119.2 million and $102.5 million, respectively, representing year-over-year growth of 14.1% and 16.3%, respectively. There is no assurance that we will be able to maintain similar rates of growth in the future. We believe our revenue growth will depend on a number of factors, including our ability to:

•compete with other vendors of cloud-based enterprise contact center systems, including recent market entrants, and with providers of legacy on-premise systems;
•increase our existing customers’ use of our products and further develop our partner and channel ecosystem;
•strengthen and improve our products through significant investments in research and development and the introduction of new and enhanced products;
•introduce our products to new markets outside of the United States and increase global awareness of our brand;
•selectively pursue acquisitions that enhance our product offerings; and
•respond to general macro-economic factors and industry and market trends and conditions.

If we are not successful in achieving these objectives, our ability to grow our revenue may be harmed. In addition, we have invested in, and may continue to invest in future growth, including expending substantial financial and other resources on:

•investments in our sales and marketing organizations to align with our go-to-market strategy;
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
In 2020 and 2021, we expanded our headcount and operations, growing from 506 employees as of December 31, 2020 to 672 employees as of December 31, 2021. We have recently decreased our headcount in an effort to improve the efficiency and decrease the expenses of our operations, resulting in headcount of 627 employees as of December 31, 2022, and we have since further reduced our headcount by approximately 16% pursuant to a cost reduction plan implemented in January 2023. Continued changes to our headcount, either as a result of investments in growth or reductions in expenses will place a significant strain on our management, administrative, operational and financial resources, company culture and infrastructure. Our success will depend in part on our ability to appropriately manage our headcount needs effectively while retaining key personnel. To manage future growth of our operations, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new customers, declines in quality or customer satisfaction, increases in costs, system failures, difficulties in introducing new features or products, the need for more capital than we anticipate or other operational difficulties, any of which could harm our business performance and results of operations.
The addition of capital investments that we anticipate will be necessary to help us grow and to manage that growth may make it more difficult to generate earnings or offset any future revenue shortfalls by reducing costs and expenses in the short term. If we fail to manage our anticipated growth, we will be unable to execute our business plan successfully, which could materially adversely affect our financial position and results of operations.

Our reduction in force and cost-control efforts might not assure profitability and may affect morale and make it difficult to retain employees or attract new ones.

In January 2023, we implemented a reduction in force affecting approximately 96 employees (approximately 16% of our workforce), and redeployed resources across our organization. The effort was intended to reduce our cost structure and improve our operational efficiency. However, our cost reduction efforts do not assure profitability. Additional cost reductions may be implemented in the future, and cost savings may be offset by future hiring or other costs incurred in pursuing strategic objectives. The reduction in force and strategic redeployment could adversely affect morale in our organization and our reputation as an employer, which could lead to the loss of valued employees and could make it more difficult for us to hire new employees in the future, and the reduction of our headcount could adversely affect our operations and make it more difficult for us to pursue new opportunities and initiatives in the future.

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
We incurred a net loss of $37.5 million, $103.2 million and $4.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $165.5 million. These losses and our accumulated deficit reflect the substantial investments we have made, and continue to make, to develop our products and acquire new customers, among other expenses. We expect the dollar amount of our costs and expenses to increase in the future as revenue increases, although at a slower rate. We expect our losses to continue for the foreseeable future as we continue to invest in research and development and expand our business and as we will incur significant legal, accounting and other expenses associated with being a public company. Our historical or recent growth in revenue is not necessarily indicative of our future performance. Accordingly, there is no assurance that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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
Key to our success is the continuity and development of key employees, including those in our sales force. We need to continue to retain key employees, including members of our sales force while optimizing our sales infrastructure in order to grow our customer base and business. Identifying and recruiting qualified personnel and training them in the use and sale of our products requires significant time, expense and attention. It can take several months before our sales representatives are fully trained and productive. Our business may be harmed if we fail to retain key employees, including members of our sales force, or if our investments, and the expense incurred, to optimize and train our sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel or if sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to increase our revenue, which could negatively affect our financial position and results of operations.

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
The market for contact center solutions is highly competitive. We currently compete with large legacy technology vendors that offer on-premise contact center systems, such as Avaya and Cisco, and legacy on-premise software companies, such as Alvaria and Genesys (including through its acquisition of Interactive Intelligence). These legacy technology and software companies are increasingly supplementing their traditional on-premise contact center systems with competing cloud offerings, through a combination of acquisitions, partnerships and in-house development. Additionally, we compete with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software such as NICE inContact. We also face competition from many other contact center service providers including Five9, Talkdesk and Lifesize, as well as vendors offering unified communications and contact center solutions. In addition, Amazon and Twilio have introduced solutions aimed at companies who wish to build their own contact centers with in-house developers. Furthermore, CRM vendors are increasingly offering features and functionality that were traditionally provided by contact center providers. CRM vendors also continue to partner with contact center service providers to provide integrated solutions and may, in the future, acquire competitive contact center service providers. These factors could harm our revenue and results of operations.
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
An element of our growth strategy is to expand our international sales efforts and develop a worldwide customer base. Because of our limited experience with international sales, our international expansion may not be successful and may not produce the return on investment we expect. To date, we have realized only a small portion of our revenues from customers outside the United States, with approximately 7% of our revenue for the year ended December 31, 2022 derived from customers with a billing address outside of the United States.
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
•laws and regulations relating to privacy, data protection and cybersecurity that are complex, expensive to comply with and may require that customer data be stored and processed in a designated territory;
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
At December 31, 2022, the Company had available federal and combined state net operating loss (“NOL”) carryforwards which may offset future taxable income of $121.7 million and $127.3 million, respectively. $23.6 million of the federal NOLs are scheduled to expire between 2027 and 2035, while the remaining federal NOLs of $98.1 million do not expire. $104.0 million of the state NOLs are scheduled to expire between 2025 and 2042, while the remaining state NOLs of $23.3 million do not expire. If we are unable to generate sufficient taxable income to utilize our NOL carryforwards, they could expire unused and be unavailable to offset future income tax liabilities, which could harm our profitability and financial condition in future periods.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or IRC Sections 382 and 383, our ability to utilize NOL carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” An IRC Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Subsequent or future issuances or sales of our stock could cause an “ownership change,” which would impose an annual limit on the amount of pre-ownership change NOL carryforwards and other tax attributes we can use to reduce our taxable income, potentially causing those tax attributes to expire unused or to be reduced, and increasing and accelerating our liability for income taxes. It is possible that such an ownership change could materially reduce our ability to use our NOL carryforwards or other tax attributes to offset taxable income, which could require us to pay more income taxes than if we were able to fully utilize our NOL carryforwards and harm our profitability.

Risks Related to Technology and Cybersecurity
If we fail to manage our technical operations infrastructure, our existing customers may experience service outages, our new customers may experience delays in the deployment of our products, and we could be subject to, among other things, claims for credits or damages.
Our success depends in large part upon the capacity, stability, security and performance of our operations infrastructure. From time to time, we have experienced interruptions in service, and we may experience such interruptions in the future. These service interruptions may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses and other malicious code, security attacks, fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Our failure to achieve or maintain expected performance levels, stability and security, particularly as we increase the number of users of our products and the product applications that run on our system, could harm our relationships with our customers, result in claims for credits or damages, damage our reputation, significantly reduce customer demand for our products, cause us to incur significant expense and personnel time replacing and upgrading our infrastructure, and harm our business.
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

Data security breaches and incidents could harm our reputation, cause us to modify business practices and otherwise adversely affect our business, and subject us to liability.
We are dependent on information technology systems and infrastructure to operate. In the ordinary course of business, we will collect, store, process and transmit large amounts of information, including, for example, information about our customers, our customers’ clients or other information treated by our customers as confidential. We will need to be able to do so in a secure manner to maintain the confidentiality, integrity and availability of such information. Our obligations under applicable laws, regulations, contracts, industry standards, self-certifications, and other documentation may include maintaining the confidentiality, integrity and availability of personal information and other types of information in our possession or control and maintaining reasonable and appropriate security safeguards as part of an information security program. These obligations create potential legal liability to regulators, business partners, customers, and other relevant stakeholders and also affect the attractiveness of our products to existing and potential customers.
All information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures. Vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including industrial espionage, organized criminal groups, “hacktivists,” nation states and others. Russia’s invasion of Ukraine may result in increased attack activity.
Although we have, and may in the future, implement remote working protocols and offer work-issued devices to certain employees, the actions of employees while working remotely may have a greater effect on the security of our systems and the personal data we process, including for example by increasing the risk of compromise to systems or data arising from employees’ combined personal and private use of devices, accessing our systems or data using wireless networks that we do not control, or the ability to transmit or store company-controlled data outside of our secured network. Although many of these risks are not unique to the remote working environment, they have been heightened by the dramatic increase in the numbers of our employees working remotely.
In addition to the threat of unauthorized access or acquisition of sensitive or personal information, other threats could include the deployment of harmful malware and other malicious code, ransomware attacks, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. We have experienced, and are likely to continue to experience attacks for various purposes, including those intended to interrupt our operations; interrupt our customers’ ability to access our platform; extract money from us; and/or obtain our data (including without limitation user or employee personal information or proprietary information). Although we have implemented certain security measures, systems, processes, and safeguards intended to protect our information technology systems and data from such threats and mitigate risks to our systems and data, we cannot be certain that threat actors will not have a material impact on our systems or products in the future. Our safeguards intended to prevent or mitigate certain threats may not be sufficient to protect our information technology systems and data due to the developing sophistication and means of attack in the threat landscape. In addition, we could be impacted by cyber threats or other disruptions or vulnerabilities found in products we use, from software or other components of our supply chain, or in our partners’ or customers’ systems that are used in connection with our business. Further, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. Recent developments in the threat landscape include an increased number of cyber extortion and ransomware attacks, with increases in the amount of ransom demands and the sophistication and variety of ransomware techniques and methodology.
We also engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. Our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, fraud, and may face other cybersecurity threats and may suffer cybersecurity breaches and incidents from these and other causes. Our ability to monitor these parties’ data security is limited. Significant disruptions of third-party vendors’ and/or commercial partners’ information technology systems or other similar security breaches and incidents could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access to, or use, alteration, disclosure or other processing of, or the unavailability of or prevention of access to, sensitive or personal information and the loss or misappropriation of intellectual property, which could harm our business. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our product development and business operations.
There is no way of knowing for certain whether we have experienced any data security incidents that have not been discovered. Attackers have become very sophisticated in the way they conceal their unauthorized access to systems, and many companies are not aware when they have been attacked. Any event that leads to unauthorized access, use or disclosure of sensitive or personal information, including, but not limited to, personal information regarding our customers or our customers’ customers, or that results in an interruption to, or disruption of, our systems or operations, including any such event suffered by our third-party vendors or service providers, or the belief or perception any such event has occurred, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us and result in significant legal and financial exposure and/or reputational harm. Such incidents could also cause interruptions to the products we provide, degrade the user experience, or cause customers to lose confidence in our products.
Applicable data privacy and security laws may also obligate us to employ security measures that are appropriate to the nature of the data we collect and process and, among other factors, the risks attendant to data processing activities in order to protect personal information from unauthorized access or disclosure, or accidental or unlawful destruction, loss or alteration. We have implemented security measures that we believe are appropriate, but a regulator could deem the security measures not to be appropriate given the lack of prescriptive measures in certain data protection laws. Given the evolving nature of security threats and evolving safeguards, we cannot be sure that our chosen safeguards will protect against security threats to our business including the personal data that we process. Even security measures that are appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to fully protect our information technology systems and the data contained in those systems, or our data that is contained in third parties’ systems. Moreover, certain data protection laws impose on us responsibility for our employees and third parties that assist with aspects of our data processing. Our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability or expose us to security threats, such as phishing attacks, and we may remain responsible for successful access to, or acquisition or other disclosure or unauthorized processing of our data despite our security measures.
Any failure or perceived failure by us or our vendors or business partners to comply with privacy, confidentiality or data security-related legal or other obligations to third parties, or any security breaches or incidents or other events that result in the unauthorized access, release or transfer of sensitive information, which could include personal information, may result in governmental investigations, enforcement actions, regulatory fines, claims, demands, and litigation, or public statements against us by advocacy groups or others. These could also cause third parties, including current and potential customers or partners, to lose trust in us, including for example perceiving our platform, system or networks as unreliable or less desirable. We could also be subject to claims by third parties that we have breached privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident.
Additionally, we cannot be certain that our insurance coverage will be adequate or otherwise protect us with respect to claims, expenses, fines, penalties, business loss, data loss, litigation, regulatory actions, or other impacts arising from security breaches or incidents, or that such coverage will continue to be available on acceptable terms or at all. Any of these results could adversely affect our business, financial condition, and results of operations.

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
We host our products at data centers owned and operated by third party providers and located in Virginia, Ohio, Oregon, Canada, Germany, and Ireland. Any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. We do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, closes, suffers financial difficulty or is unable to meet our growing capacity needs, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and service interruptions in connection with doing so.
The data centers within which we host our products are subject to various points of failure. Problems with cooling equipment, generators, uninterruptible power supply, routers, switches, or other equipment, could result in service interruptions for our customers as well as equipment damage. These data centers are subject to disasters such as earthquakes, floods, fires, hurricanes, acts of terrorism, sabotage, break-ins, acts of vandalism and other events, which could cause service interruptions or the operators of these data centers to close their facilities for an extended period of time or permanently. The destruction or impairment of any of these data center facilities could result in significant downtime for our products and loss, unavailability or corruption of customer data or other data we store or process. Because our ability to attract and retain customers depends on us providing customers with highly reliable service, even minor interruptions in our service could harm our business, revenues and reputation. Additionally, in connection with the continuing expansion of our existing data center facilities, there is an increased risk that service interruptions may occur as a result of server addition, relocation or other issues.
These data centers are also subject to increased power costs. We may not be able to pass on any increase in power costs to our customers, which could reduce our operating margins.
We have little or no control over public cloud providers. Any disruption of the public cloud or any failure of the public cloud providers to effectively design and implement sufficient security systems or plan for increases in capacity could, in turn, cause delays or disruptions in our products and loss, unavailability, or corruption of data. In addition, using the public cloud presents a variety of additional risks, including risks related to sharing the same computing resources with others, reliance on public cloud providers’ authentication, security, authorization and access control mechanisms, a lack of control over the public cloud’s redundancy and security systems and fault tolerances, and a reduced ability to control data security and privacy.

In addition, we rely upon third-party hosted infrastructure partners globally, including Amazon Web Services (“AWS”), to serve customers and operate certain aspects of our services. Any disruption of or interference at our hosted infrastructure partners would impact our operations and our business could be adversely impacted. Any significant disruption of, limitation of our access to or other interference with our use of AWS would negatively impact our operations and business, including potentially causing harm to our reputation, results of operations and financial results. Any transition of the cloud services currently provided by AWS to another provider could cause us to incur significant time and expense, and any unplanned transition could also disrupt or degrade our ability to deliver our products and services.

We rely on third-party service providers for many aspects of our business, and any failure to maintain these relationships could harm our business.
Our success depends upon our relationships with third-party service providers, including providers of [cloud hosting infrastructure, customer relationship management systems, financial reporting systems, human resource management systems, credit card processing platforms, marketing automation systems, and payroll processing systems, among others]. If any of these third parties experience difficulty meeting our requirements or standards, become unavailable due to extended outages or interruptions, temporarily or permanently cease operations, face financial distress or other business disruptions such as a security incident, increase their fees, if our relationships with any of these providers deteriorate, or if any of the agreements we have entered into with such third parties are terminated or not renewed without adequate transition arrangements, we could suffer liabilities, penalties, fines, increased costs and delays in our ability to provide customers with our products and services, our ability to manage our finances could be interrupted, receipt of payments from customers may be delayed, our processes for managing sales of our offerings could be impaired, our ability to generate and manage sales leads could be weakened, or our business operations could be disrupted. Further, supply chain disruptions due to the Russian invasion of Ukraine and any impacts that may have on our third-party service providers may disrupt our business operations. Any of such disruptions may adversely impact our business and our financial condition, results of operations or cash flows could be adversely affected until we replace such providers or develop replacement technology or operations. In addition, if we are unsuccessful in identifying high-quality service providers, negotiating cost-effective relationships with them or effectively managing these relationships, it could adversely affect our business and financial results.

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
In order to remain competitive, we must devote significant and increasing resources to developing new product offerings, features, and enhancements to our existing cloud contact center software, which will increase our research and development and operating expenses. Our research and development expenses totaled $31.4 million, $52.6 million and $20.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop products, applications or features internally due to constraints, such as high employee turnover, insufficient cash, inability to hire sufficient research and development personnel or a lack of other research and development resources, we may miss market opportunities. Furthermore, many of our competitors have greater financial resources and expend considerably greater amounts on their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.

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
Our business depends on our ability to satisfy our customers, not only with respect to our products, but also with the professional services and technical support that are required for our customers to implement and use our products to address their business needs. Professional services and technical support may be performed by our own staff or, in a select subset of cases, by third parties. Some of our professional services offerings have negative margins. Accordingly, any increase in sales of professional services could harm our gross margins and operating results. We will need to continue to expand and optimize our professional services and technical support in order to keep up with new customer installations and ongoing service, which takes time and expense to implement. In connection with our cost reduction plan implemented in January 2023, we decreased our total service personnel headcount, which could negatively impact our ability to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services or change our pricing to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenues, could increase our costs and harm our operating results. If a customer is not satisfied with the deployment and ongoing services performed by us or a third party, we could lose customers, miss opportunities to expand our business with these customers, incur additional costs, or suffer reduced (including negative) margins on our service revenue, any of which could damage our ability to grow our business. In addition, negative publicity related to our professional services and technical support, regardless of its accuracy, may damage our business by affecting our ability to compete for new business with current and prospective customers.

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
Our success and ability to compete depend in part upon our intellectual property. As of December 31, 2022, our intellectual property portfolio included six registered U.S. trademarks and one issued U.S. patent. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. The steps we take to secure, protect and enforce our intellectual property rights may be inadequate. We may not be able to obtain any further patents or trademarks, our current patents could be invalidated or our competitors could design their products around our patented technology, and our pending applications may not result in the issuance of patents or trademarks. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology, and the risk of intellectual property misappropriation may be higher in these countries. Consequently, we may be unable to prevent our proprietary technology from being infringed or exploited abroad, which could affect our ability to expand into international markets or require costly efforts to protect our technology.
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
We may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in sales, increased regulatory obligations or unforeseen circumstances and may engage in equity or debt financings or enter into credit facilities. We have a substantial amount of debt. As of December 31, 2022, we had approximately $54.9 million in principal amount outstanding under the term loan. See Note 10 to our consolidated financial statements included in Part II, Item 8 of this Annual Report.
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
Although we take steps to confirm that the use of our products complies with applicable laws, it is possible that the FTC, FCC, private litigants or others may attempt to hold our customers, or us as a software solution provider, responsible for alleged violations of these laws. In addition, errors in the design, configuration or implementation of our products may result in a failure of such products to comply with applicable law. To the extent any court finds that the products violated a controlling legal standard, we could face indemnification demands from our customers for costs, fees and damages with respect to calls placed using those products. It also is possible that we may not successfully enforce or collect upon our contractual indemnities from our customers. Defending such suits can be costly and time-consuming and could result in fines, damages, expenses and losses. Additionally, these laws, and any changes to them or the applicable interpretation thereof, that further restrict calling or texting consumers, adverse publicity regarding the alleged or actual failure by companies, including us, our customers and competitors, or other third parties, to comply with such laws or governmental or private enforcement actions related thereto, could result in a reduction in the use of our products by our customers and potential customers, which could harm our business, financial condition, results of operations and cash flows.
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
In order to provide our products, we receive and store personal data from customers, and we may also collect and store personal data from or about other data subjects, including our personnel, potential customers and website visitors. Various federal, state, and foreign laws and regulations as well as industry standards, and self-regulatory obligations, govern or may be argued to apply to the processing of personal data. We also may be bound by additional, more stringent contractual obligations relating to our collection, use, and disclosure of personal, financial, and other data. The regulatory environment for the collection and use of personal data is evolving in the United States and internationally. Privacy groups and government bodies, including the FTC, state attorneys general, the European Commission and European data protection authorities, have increasingly scrutinized privacy issues with respect to personal data, and we expect such scrutiny to continue to increase. The United States and foreign governments have enacted and are considering laws and regulations that could significantly impact the processing of personal data. These include laws such as the EU GDPR and the CCPA.
We have made and continue to make changes to our data protection compliance program in ongoing efforts to address applicable legal requirements. We also continue to monitor the implementation and evolution of data protection regulations, but if we are, or are alleged to be noncompliant with applicable laws, regulations, or other actual or asserted obligations relating to privacy, data protection or cybersecurity, we may be subject to claims, demands and litigation by private parties, investigations and other proceedings by regulatory authorities, and significant fines, penalties and obligations (such as restrictions on personal data processing) and our business may be harmed.
Additionally, some laws might require us to disclose proprietary or confidential aspects of our products in a manner that compromises the effectiveness of our products or that enables our competitors or bad actors to gain insight into the operation of our technology, enabling them to copy or circumvent our products and thereby reducing the value of our technology.
We publish privacy policies, notices and other documentation regarding our collection, processing, use and disclosure of personal data and/or other confidential information. Although we endeavor to comply with published policies, certifications, and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving full compliance with all actual or asserted obligations, including if our employees or vendors fail to comply with our published policies, certifications, and documentation.
The costs of compliance with, and other burdens imposed by, such laws, regulations and other obligations that are applicable to us and the businesses of our customers may limit the use and adoption of our products and reduce overall demand for our products. Also, actual or alleged failure to comply with such laws may lead to significant fines, penalties or other regulatory liabilities, such as orders or consent decrees forcing us or our customers to modify business practices, and reputational damage or third-party claims, demands and lawsuits. Our business could be harmed if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent from country to country and inconsistent with our current policies and practices, or those of our customers. We may be required to modify our policies and practices in order to address laws, regulations, and other obligations relating to privacy, data protection, and cybersecurity, which may be costly and which we may be unable to achieve in a commercially reasonable manner or at all.
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
On May 25, 2018, the EU adopted the GDPR. The GDPR was intended to harmonize data protection laws throughout the EU by applying a single data protection law that is binding throughout each member state. We and many of our customers are subject to the GDPR based upon our processing of personal data collected from EU data subjects, such as our processing of personal data of our customers in the EU.
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
Given the breadth and depth of changes in data protection obligations, our compliance with the GDPR’s requirements will continue to require time, resources and review of the technology and systems we use to address the GDPR requirements. We have procedures designed to maintain GDPR compliance. We continue to deliver product features that enhance our data management and security in support of GDPR compliance.
While we do not regularly transfer high volumes of personal data outside of the European Economic Area (“EEA”), we may do so in certain cases, including to countries which European regulators do not recognize as providing an adequate level of protection for personal data. We may have to implement new or additional processes, transfer mechanisms, or tools to comply with the GDPR or other applicable data protection laws, which may result in increased operational costs. Additionally, there are certain unsettled legal issues regarding transferring personal data outside of the EEA, the resolution of which may impact our ability to transfer personal data from the EEA to the United States.
Given the complexity of operationalizing the GDPR, the maturity level of available compliance frameworks and the relative lack of guidance in the interpretation of our numerous requirements, we and our customers are at risk of enforcement actions taken by EU data protection authorities or litigation from consumer advocacy groups acting on behalf of data subjects. This risk will likely remain until there is more guidance on the GDPR, including as to implementing legislation enacted by the member states and enforcement actions taken by various data protection authorities.
The implementation of the GDPR has led other jurisdictions to amend, or propose legislation to amend, their existing data protection laws to align with the requirements of the GDPR with the aim of obtaining an adequate level of data protection to facilitate the transfer of personal data from the EU. For example, the United Kingdom has adopted legislation substantially implementing the GDPR and providing for a similar penalty structure. Accordingly, the risks and challenges we face in the EU relating to data protection and cybersecurity apply to other jurisdictions outside the EU that maintain or adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

The CCPA and other evolving privacy legislation could increase our costs and the costs of our customers to operate, limit the use of our products or change the way we operate, and expose us to substantial fines and class action risk if we fail to comply, and lead to similar laws being enacted in other states.

In 2018, the State of California adopted the CCPA. The CCPA applies to certain for-profit entities doing businesses in California. We and our qualifying customers were required to comply with these requirements before the CCPA became effective on January 1, 2020.
The CCPA established a new privacy framework for covered businesses by creating an expanded definition of personal information and creating new data privacy rights for consumers in the State of California. As required by the statute, entities doing business in California have new and ongoing disclosure obligations to consumers for whom they hold or process personal data. Businesses must also provide consumers with the right to dictate how their personal information is used and shared. Complying with these obligations will involve continued expenditures that could increase as more consumers exercise their rights under the statute.
The CCPA also creates a new and potentially severe statutory damages framework for violations of provisions. The California Attorney General can enforce the CCPA by seeking statutory penalties for failure to comply with the act. For businesses that fail to implement reasonable security procedures, the CCPA also creates a private right of action for consumers whose personal data is subject to certain data breaches. This private right of action has the potential to create significant class action liability for businesses, like ours, that operate in California. To protect against these new risks, we may be necessary to change our insurance programs or take other business steps. Additionally, in November 2020, California voters passed the California Privacy Rights Act (the “CPRA”) ballot initiative, which introduces significant amendments to the CCPA. The CPRA went into effect on January 1, 2023. Other states have proposed, and in some cases enacted, laws similar to the CCPA and the CPRA. For example, Virginia, Colorado, Utah, and Connecticut all have adopted comprehensive privacy laws that have become, or will become effective in 2023. The potential effects of the CCPA, CPRA, and other evolving privacy legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We are continuing to assess the impact of these developments on our business as additional information and guidance becomes available.

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
Legislative and regulatory changes to laws or policies related to loan deferment, forbearance, or forgiveness, including as a response to COVID-19, may have a significant impact on our customers’ businesses. For example, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. In compliance with the CARES Act, payments and interest accruals on federal student loans were suspended until September 30, 2020, and subsequent Executive Orders directed the Department of Education (“ED”) to extend the suspension until May 1, 2022. While the CARES Act applies only to loans owned by the ED, several states announced various initiatives to suspend payment obligations for private student loan borrowers in those states. Additionally, on March 25, 2020, the ED announced that private collection agencies were required to stop making outbound collection calls and sending letters or billing statements to borrowers in default. Moreover, in April 2020, various restrictions around the servicing and collection of private education loans were enacted by certain states. There is additional uncertainty as to the future of student loan forbearance or forgiveness under President Biden’s administration. President Biden has indicated a desire and a willingness to cancel federal student loan debt for certain individuals up to a threshold amount and there have been similar proposals in Congress.
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
Golden Gate Capital beneficially owns approximately 71.5% of our common stock as of December 31, 2022.
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
We qualify as an emerging growth company (“EGC”) as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act (“JOBS Act”). As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not EGCs for as long as we continue to be an EGC, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under SOX, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an EGC until the earliest of (i) the last day of the fiscal year (a) 2024, the fifth anniversary of Crescent’s IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We had net revenues during the years ended December 31, 2022 and 2021 of $136.0 million and $119.2 million, respectively. If we expand our business through acquisitions and/or continue to grow revenues organically, we may cease to be an EGC prior to the end of 2024.
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
•network outages or security breaches or incidents, which may result in additional expenses or losses, legal or regulatory actions, the loss of customers, the provision of customer credits, and/or harm to our reputation;
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
•the reduction of our global workforce through cost saving initiatives, such as the one we implemented in January 2023;
•changes in law or policy that impact us or our customers or suppliers;
•the outcome of litigation or other claims against us;
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
If we identify material weaknesses in the internal control over financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we no longer qualify as an EGC, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock, Warrants, and Units could be negatively affected, and we could become subject to investigations by the Securities and Exchange Commission (“SEC”) or other regulatory authorities, which could require additional financial and management resources.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.
U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our consolidated financial statements issued before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and will occur in the future. Changes to existing rules or the questioning of current practices may harm our reported financial results or the way we account for or conduct our business.
For example, in May 2014, the FASB issued new revenue recognition rules under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which included a single set of rules and criteria for revenue recognition to be used across all industries. We adopted this standard in January 2019 using a full retrospective method. With the adoption of this standard, the timing of our commission expense recognition changed, which caused fluctuations in our operating results. See Note 4 to our consolidated financial statements included in Part II, Item 8 of this Annual Report.
Further, in February 2016, the FASB issued new rules for leases under the ASC 842, Leases, which requires a lessee to recognize assets and liabilities for both finance, previously known as capital, and operating leases with lease terms of more than 12 months. We adopted this standard in January 2020 using a modified retrospective method. With the adoption of this standard, we recognized right-of-use, or ROU, assets and lease liabilities for operating leases. See Note 9 to our consolidated financial statements included in Part II, Item 8 of this Annual Report.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at 655 Montgomery Street, Suite 1000, San Francisco, California, 94111. In addition to our principal executive offices, our business operates in Medellin, Colombia; and Bangalore, India. LiveVox’s principal executive and other offices are leased by the Company or one of its affiliates from third parties. We use our principal executive and other offices primarily for our management, engineering, technology, product management, sales and marketing, finance, legal, people operations, general administrative and information technology teams.
We believe that our current facilities are underutilized as more of our employees shift to a hybrid or remote work environment. Accordingly, we are reevaluating our global office capacity with a view to reducing or eliminating certain underutilized physical office space. However, we believe that suitable additional space will be available to accommodate any expansion of our operations if needed.

ITEM 3. LEGAL PROCEEDINGS
The Company is currently, and from time to time may become, involved in legal or regulatory proceedings arising in the ordinary course of its business, including tort claims, employment disputes and commercial contract disputes. Although the outcome of such claims cannot be predicted with certainty, as of the date of this Annual Report, we were not a party to any litigation or regulatory proceeding that would reasonably be expected to be material to LiveVox’s business, results of operations, financial condition or cash flows. Please read Note 22 to the consolidated financial statements included in Part II, Item 8 of this Annual Report, which is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock, Warrants and Units trade on Nasdaq under the symbols “LVOX,” “LVOXW” and “LVOXU,” respectively.

Holders
On February 24, 2023, there were 26 holders of record of our Class A common stock, 14 holders of record of our Warrants, and 1 holder of record of our Units. These numbers do not include a greater number of beneficial holders of our securities whose securities are held by banks, brokers and other financial institutions.

Dividend Policy
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

Recent Sales of Unregistered Equity Securities, Use of Proceeds, and Purchases of Equity Securities
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

Overview
We enable next-generation cloud contact center functionality through a cloud contact-center-as-a-service (“CCaaS”) platform that we provide for enterprises, business process outsourcers (“BPOs”) and collections agencies. Our CCaaS platform provides customers with a scalable, cloud-based architecture and pre-integrated artificial intelligence (“AI”) capabilities to support enterprise-grade deployments of our solutions including omnichannel customer connectivity, customer relationship management (“CRM”) and workforce engagement management (“WEM”). Our omnichannel product offerings enable our customers to connect with their customers via their channel of choice, including human voice, virtual agents powered by AI, email, text or web chat. Our platform features a native CRM which unifies disparate, department-level systems of record to present contact center agents with a single view of its customers without displacing or replacing existing CRMs or other systems of record. Our WEM offerings include a lightweight yet fully-featured product that meets the needs of smaller or less mature contact center operations as well as seamless integration with WEM products from other providers.
We typically sell our products to customers under one- to three-year subscription contracts that stipulate a minimum amount of monthly usage and associated revenue with the ability for the customer to consume excess usage above the minimum contract amount, all recognized on a monthly basis following deployment to the customer. Excess usage revenue is deemed to be specific to the month in which the usage occurs, since the minimum usage commitments reset at the beginning of each month. Subscription revenue accounted for 98%, 98% and 99% for fiscal 2022, 2021 and 2020, respectively, of our total revenue with the remainder consisting of professional services and other non-recurring revenue derived from the implementation of our products.

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

Excess Usage Revenue
A primary goal of LiveVox is to grow with our customers by enabling their success. Excess usage revenue, the difference between total revenue and contract revenue, allows a customer to flex their expenses with a variable nature as their business grows or contracts in the short term which can be described as pay for what you use. The ratio of total revenue divided by contract revenue, the usage multiplier, measures the risk vs. reward relationship that our portfolio of customers is willing to take, balancing the risk of falling below the minimum commitment against the reward of lower pricing as the contracted commitment grows.
As the type of customers LiveVox services grows, the historical risk vs. reward relationship of a smaller portfolio of customers may not predict the future behavior of our current portfolio. As we desire to share in the success we enable at our customers, we also share in the impact external events have on our customers. We believe several external events have impacted our customers and thus have impacted LiveVox during fiscal 2021 and fiscal 2022.
In March of fiscal 2020 driven by the effects of COVID-19, we began to experience softness in our excess usage revenue in relation to our contract revenue. Our usage multiplier declined sequentially from the fourth quarter of fiscal 2020 to the second quarter of fiscal 2021. We attribute this softness to the effect of financial stimulus packages designed to address financial hardships and the accumulation of personal savings of Americans which allowed many of our customers in the collections industry to meet their collection goals with fewer interactions with debtors. Although our usage multiplier improved slightly through the fourth quarter of fiscal 2021, the second major external event, the CFPB 7x7 rule change, significantly impacted December of fiscal 2021 driving usage down sharply for a few months as our collections customers overreacted initially and then reached a new normal with many implementing best-practices as recommended by LiveVox. As fiscal 2022 progressed, the effect of tax collection favorably impacted the first and part of the second quarter, but a tight labor market, increased uncertainty caused by higher inflation and the invasion of Ukraine by Russia all unfavorably impacted our customers and as a result also unfavorably impacted LiveVox’s usage multiplier. The usage multiplier decreased significantly in the second quarter of fiscal 2022 and has improved slightly in the third and again in the fourth quarters of fiscal 2022, essentially flattening out. Our percentage of customers in the collections industry has declined, however, we continue to expect the industry trends to be a tailwind for LiveVox as delinquencies and defaults have been increasing but we are uncertain as to the timing of when higher debt servicing combined with decreased savings levels by Americans will result in higher usage volumes for LiveVox.
The combination of the external events discussed above and other factors unique to each of our customers have resulted in the annual usage multiplier declining from 1.43 in fiscal 2020 to 1.32 in fiscal 2021 and 1.25 in fiscal 2022 with the fourth quarter exiting the year at 1.24.

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

LTM Net Revenue Retention Rate
We believe that our Last Twelve Months (“LTM”) Net Revenue Retention Rate provides us and investors with insight into our ability to retain and grow revenue from our customers and is a meaningful measure of the long-term value of our customer relationships. We calculate LTM Net Revenue Retention Rate by dividing the recurring revenue recognized during the most recent LTM period by the recurring revenue recognized during the LTM period immediately preceding the most recent LTM period, provided, however, that recurring revenue from a customer in the most recent LTM period is excluded from the calculation if recurring revenue was not recognized from that customer in the preceding LTM period. Customers who cease using our products during the most recent LTM period are included in the calculation. For example, LTM Net Revenue Retention for the 12-month period ending December 2022 includes recurring revenue from all customers for whom revenue was recognized from January of fiscal 2021 to December of fiscal 2021 regardless of whether such customers increased, decreased, or stopped their use of our products during fiscal 2022 (i.e., old customers), but excludes recurring revenue from all customers who began using our services from January of fiscal 2022 to December of fiscal 2022 (i.e., new customers). We define monthly recurring revenue as recurring monthly contract and excess usage revenue, which we calculate separately from one-time, non-recurring revenue by month by customer. We consider all contract and excess usage revenue, which represents 98% of our revenue, to be recurring revenue as all of our contracts provide for a minimum commitment amount. We consider professional services revenue and one-time adjustments, which are booked on a one-time, nonrecurring basis, to be non-recurring revenue. Professional services and other one-time adjustments are generally not material to the result of the calculation. However, one-time non-recurring revenue is important with respect to timing as we bill installation and non-standard statement of work fees immediately and recognize the revenue as the work is completed, which is generally in advance of the beginning of recurring revenue which is when we recognize the beginning of the LTM period immediately preceding the most recent LTM period.
The following table shows our LTM Net Revenue Retention Rate for the periods presented:

	Twelve Months Ended December 31,
	2022	2021	2020
LTM Net Revenue Retention Rate	113%	105%	106%
Our LTM Net Revenue Retention Rate reflects the expansion over time of our existing customers as they add new products and additional units of service. A much higher percentage of the product revenue from our customers is contracted on our per minute pricing model with a minimum commitment as compared to our per agent pricing model with minimum commitments for both agents and units of service.
Our LTM Net Revenue Retention Rate increased by 8 percentage points, to 113% in the twelve months ended December 31, 2022 from 105% in the twelve months ended December 31, 2021 primarily as a result of improvement in the excess usage revenue component of the Net Revenue Retention calculation (i.e. less of an unfavorable impact) due to tapering of the impact of COVID-19, described under “—Excess Usage Revenue—” above. Secondarily, the contracted component of the Net Revenue Retention rate for existing customers improved. In addition, monthly minimum contract revenue for all customers grew by 20% from fiscal 2021 to fiscal 2022.
Our LTM Net Revenue Retention Rate decreased by 1 percentage point, to 105% in the twelve months ended December 31, 2021 from 106% in the twelve months ended December 31, 2020 primarily as a result of the impact of COVID-19 which resulted in decrease in excess usage revenue, described under “—Excess Usage Revenue—” above. Despite the decline in LTM Net Revenue Retention Rate, monthly minimum contract revenue for all customers grew by 26% from fiscal 2020 to fiscal 2021.

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
The following table shows a reconciliation of net loss to Adjusted EBITDA for the periods presented (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Net loss	$(37,475)	$(103,194)	$(4,645)
Non-GAAP adjustments:
Depreciation and amortization (1)	4,723	6,579	6,065
Long-term equity incentive bonus and stock-based compensation expenses (2)(3)	12,242	74,489	1,323
Interest expense, net	3,446	3,732	3,890
Change in the fair value of warrant liability	(134)	(1,242)	—
Other expense (income), net	138	(460)	154
Acquisition and financing related fees and expenses (4)	10	1,537	25
Transaction-related costs (4)	796	2,263	707
Golden Gate Capital management fee expenses (4)	—	135	781
Provision for income taxes	817	166	196
Severance costs (5)	552	—	—
Other non-recurring expenses (4)	48	—	—
Adjusted EBITDA (6)	$(14,837)	$(15,995)	$8,496

(1) Depreciation and amortization expenses included in our results of operations are as follows (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Cost of revenue	$1,633	$3,776	$3,826
Sales and marketing expense	2,450	2,390	1,961
General and administrative expense	432	281	160
Research and development expense	208	132	118
Total depreciation and amortization	$4,723	$6,579	$6,065

(2) Long-term equity incentive bonus included in our results of operations are as follows (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Cost of revenue	$—	$9,697	$123
Sales and marketing expense	—	18,405	277
General and administrative expense	—	18,594	336
Research and development expense	—	23,888	31
Total long-term equity incentive bonus	$—	$70,584	$767

(3) Stock-based compensation expenses included in our results of operations are as follows (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Cost of revenue	$1,275	$500	$57
Sales and marketing expense	2,934	865	113
General and administrative expense	4,012	1,169	273
Research and development expense	4,021	1,371	113
Total stock-based compensation expenses	$12,242	$3,905	$556

(4) Included in general and administrative expense for all periods presented.

(5) Severance costs relate to a one-time restructuring plan implemented in the third quarter of fiscal 2022, involving a reduction of approximate 3% of our global workforce. These severance costs included in our results of operations are as follows (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Cost of revenue	$400	$—	$—
Sales and marketing expense	147	—	—
General and administrative expense	—	—	—
Research and development expense	5	—	—
Total severance costs	$552	$—	$—

(6) Investments made during fiscal 2021 drove Adjusted EBITDA from $(0.2) million in the first quarter of fiscal 2021 to $(8.3) million in the first quarter of fiscal 2022, with fourth quarter of fiscal 2022 achieving Adjusted EBITDA of $0.5 million.

Non-GAAP Gross Profit and Non-GAAP Gross Margin Percentage
In addition to gross profit presented in accordance with GAAP, we also monitor non-GAAP gross profit and non-GAAP gross margin percentage. Management uses Non-GAAP gross profit and Non-GAAP gross margin percentage to evaluate operating performance and to determine resource allocation among our various product offerings. We believe Non-GAAP gross profit and Non-GAAP gross margin percentage allow for better comparison of our financial results with those of our competitors. We also believe Non-GAAP gross profit and Non-GAAP gross margin percentage provide useful information to investors and others to understand and evaluate our operating results in the same manner as our management and board of directors.
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
We add back depreciation and amortization, long-term equity incentive bonus and stock-based compensation expenses, and severance costs because they are one-time or non-cash items. We eliminate the impact of these one-time or non-cash items because we do not consider them indicative of our core operating performance. Their exclusion facilitates comparisons of our operating performance on a period-to-period basis. Therefore, we believe showing Non-GAAP gross margin to remove the impact of these one-time or non-cash expenses is helpful to investors in assessing our gross profit and gross margin performance in a way that is similar to how management assesses our performance.
We calculate Non-GAAP gross margin percentage by dividing Non-GAAP gross profit by revenue, expressed as a percentage of revenue.

The following table shows a reconciliation of gross profit to Non-GAAP gross profit for the periods presented (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Gross profit	$84,967	$58,592	$63,069
Depreciation and amortization	1,633	3,776	3,826
Long-term equity incentive bonus and stock-based compensation expenses	1,275	10,197	180
Severance costs	400	—	—
Non-GAAP gross profit	$88,275	$72,565	$67,075

Gross margin %	62.5%	49.1%	61.5%
Non-GAAP gross margin %	64.9%	60.9%	65.4%

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
In the fourth quarter of fiscal 2021, we completed a major strategic milestone when our data center transitioned from a model based on maintaining a co-location facility with our own capital equipment to a 100% cloud strategy based on monthly recurring charges for capacity added in generally small step function increments. As a result, by the end of fiscal 2021 we eliminated our capital expenditures for data center equipment, fully depreciated our old co-location facility and increased our data center costs for our cloud provisioning. We expect feature release efficiencies for our cloud operations as research and development resources eliminate the release effort associated with our co-location deployment.
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
Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related expenses, including stock-based compensation, for personnel in sales and marketing, sales commissions, channel special program incentive funds (“SPIFF”) and channel commissions, travel costs, as well as marketing pipeline management, content delivery, programs, campaigns, lead generation, and allocated overhead. We believe it is important to continue investing in sales and marketing to continue to generate revenue growth, and we expect sales and marketing expenses to increase in absolute dollars and fluctuate as a percentage of revenue as we continue to support our growth initiatives.
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

Results of Operations
Comparison of the years ended December 31, 2022 and 2021
The following tables summarize key components of our results of operations for the years ended December 31, 2022 and 2021 (in thousands, except per share data):

	Years Ended December 31,
	2022	2021
Revenue	$136,025	$119,231
Cost of revenue	51,058	60,639
Gross profit	84,967	58,592
Operating expenses
Sales and marketing expense	56,160	62,333
General and administrative expense	30,566	44,694
Research and development expense	31,449	52,562
Total operating expenses	118,175	159,589
Loss from operations	(33,208)	(100,997)
Interest expense, net	3,446	3,732
Change in the fair value of warrant liability	(134)	(1,242)
Other expense (income), net	138	(459)
Total other expense, net	3,450	2,031
Pre-tax loss	(36,658)	(103,028)
Provision for income taxes	817	166
Net loss	$(37,475)	$(103,194)
Net loss per share—basic and diluted	$(0.41)	$(1.29)
Weighted average shares outstanding—basic and diluted	92,003	79,964

Revenue

	Years Ended December 31,
	2022	2021	$ Change	% Change
Revenue	$136,025	$119,231	$16,794	14.1%

Revenue increased by $16.8 million, or 14.1%, to $136.0 million in fiscal 2022 from $119.2 million in fiscal 2021, primarily due to 20.2% growth in contracted revenue driven by the acquisition of new customers and upsells to our existing customer base, partially offset by a reduction in usage driven by the variables discussed under “—Excess Usage Revenue—” above.

Cost of revenue

	Years Ended December 31,
	2022	2021	$ Change	% Change
Cost of revenue	$51,058	$60,639	$(9,581)	(15.8)%
% of revenue	37.5%	50.9%

Cost of revenue decreased by $9.6 million, or 15.8%, to $51.1 million in fiscal 2022 from $60.6 million in fiscal 2021. The decrease was attributable primarily to a decrease in personnel costs of $8.9 million, of which $9.7 million was associated with our Value Creation Incentive Plan (“VCIP”) and Option-based Incentive Plan (“OBIP”) awards that fully vested and were recorded as compensation expense upon a liquidity event (i.e., the Merger) in the second quarter of fiscal 2021.

Gross profit

	Years Ended December 31,
	2022	2021	$ Change	% Change
Gross profit	$84,967	$58,592	$26,375	45.0%
Gross margin percentage	62.5%	49.1%

Gross profit increased by $26.4 million, or 45.0%, to $85.0 million in fiscal 2022 from $58.6 million in fiscal 2021. The increase in gross profit was a result of increased revenue of $16.8 million and decreased personnel costs of $8.9 million related to VCIP and OBIP awards, described above.

Sales and marketing expense

	Years Ended December 31,
	2022	2021	$ Change	% Change
Sales and marketing expense	$56,160	$62,333	$(6,173)	(9.9)%
% of revenue	41.3%	52.3%

Sales and marketing expense decreased by $6.2 million, or 9.9%, to $56.2 million in fiscal 2022 from $62.3 million in fiscal 2021. The decrease was attributable primarily to a decrease in personnel costs of $11.2 million, of which $18.4 million was associated with our VCIP and OBIP awards that fully vested and were recorded as compensation expense upon a liquidity event (i.e., the Merger) in the second quarter of fiscal 2021. The decrease in personnel costs was partially offset by increases in stock-based compensation expenses of $2.1 million associated with the Restricted Stock Units (“RSUs”) and Performance-based Restricted Stock Units (“PSUs”) awards granted under the 2021 Equity Incentive Plan (the “2021 Plan”) since the third quarter of fiscal 2021, travel expenses of $1.5 million as travel restrictions related to the COVID-19 pandemic continued to ease, marketing, promotions and tradeshow expenses of $0.2 million, and miscellaneous sales and marketing expenses of $0.5 million.

Early in the third quarter of fiscal 2022 we executed a realignment of our go-to-market organization designed to positively impact our run rate cost structure while simultaneously targeting our best growth opportunities and improving our overall sales productivity.

General and administrative expense

	Years Ended December 31,
	2022	2021	$ Change	% Change
General and administrative expense	$30,566	$44,694	$(14,128)	(31.6)%
% of revenue	22.5%	37.5%

General and administrative expense decreased by $14.1 million, or 31.6%, to $30.6 million in fiscal 2022 from $44.7 million in fiscal 2021. The decrease was attributable primarily to a decrease in personnel costs of $16.2 million, of which $18.6 million was associated with our VCIP and OBIP awards that fully vested and were recorded as compensation expense upon a liquidity event (i.e., the Merger) in the second quarter of fiscal 2021. In addition, accounting, audit and legal fees decreased by $1.5 million in connection with our transition to a public company in fiscal 2021. These decreases were partially offset by increases in stock-based compensation expenses of $2.8 million associated with the RSUs and PSUs granted under the 2021 Plan since the third quarter of fiscal 2021, software expenses of $0.4 million and office space and utilities expenses of $0.4 million.

Research and development expense

	Years Ended December 31,
	2022	2021	$ Change	% Change
Research and development expense	$31,449	$52,562	$(21,113)	(40.2)%
% of revenue	23.1%	44.1%

Research and development expense decreased by $21.1 million, or 40.2%, to $31.4 million in fiscal 2022 from $52.6 million in fiscal 2021. The decrease was attributable primarily to a decrease in personnel costs of $23.1 million, of which $23.9 million was associated with our VCIP and OBIP awards that fully vested and were recorded as compensation expense upon a liquidity event (i.e., the Merger) in the second quarter of fiscal 2021. The decrease in personnel costs was partially offset by increase in stock-based compensation expenses of $2.7 million associated with the RSUs and PSUs granted under the 2021 Plan since the third quarter of fiscal 2021.

Interest expense, net

	Years Ended December 31,
	2022	2021	$ Change	% Change
Interest expense, net	$3,446	$3,732	$(286)	(7.7)%
% of revenue	2.5%	3.1%

Interest expense, net decreased by $0.3 million, or 7.7%, to $3.4 million in fiscal 2022 from $3.7 million in fiscal 2021. The decrease was attributable primarily to increased interest income of $0.9 million associated with the marketable securities which we invested since the fourth quarter of fiscal 2021. The increase in interest income was partially offset by increase in interest expense of $0.6 million associated with higher interest rates in fiscal 2022.

Change in the fair value of warrant liability

	Years Ended December 31,
	2022	2021	$ Change	% Change
Change in the fair value of warrant liability	$(134)	$(1,242)	$1,108	(89.2)%
% of revenue	(0.1)%	(1.0)%

Gain recognized due to change in the fair value of warrant liability decreased by $1.1 million, or 89.2%. The decrease was attributable primarily to a decrease in the fair value of Forward Purchase Warrants of $0.1 million in fiscal 2022 compared to decrease in fair value of $1.2 million in fiscal 2021. For more information, see Note 20 of the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report.

Comparison of the years ended December 31, 2021 and 2020
A comparison of our results of operations for the years ended December 31, 2021 and 2020 can be found in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 11, 2022, which information is incorporated herein by reference.

Liquidity and Capital Resources
Sources of Cash
LiveVox’s consolidated financial statements have been prepared assuming the Company will continue as a going concern for the 12-month period from the date of issuance of the consolidated financial statements, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s main sources of liquidity include:
•Net cash proceeds of $157.6 million from the 2021 Merger and the related PIPE, net of transaction costs, which are available for general corporate purposes. Please see Note 3 to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report for more information;
•Available-for-sale debt securities, which are all classified as short-term securities to fund current operations and may be liquidated at the Company’s discretion if the need arises. The Company held marketable securities of $48.2 million and $49.4 million as of December 31, 2022 and 2021, respectively. Please see Note 5 to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report for more information;
•The term loan and revolving credit facility that the Company entered into with PNC Bank, as amended (the “Credit Facility”), provides for a $57.6 million term loan, a $5.0 million line of credit and a $1.5 million letter of credit sub-facility. The Credit Facility is collateralized by a first-priority perfected security interest in substantially all the assets of the Company and is subject to certain financial covenants before and after a covenant conversion date. Covenant conversion may be elected early by the Company if certain criteria are met, including, but not limited to, meeting fixed charge coverage and liquidity ratio targets as of the most recent twelve-month period. Prior to the covenant conversion date, the Company is required to maintain minimum levels of liquidity and recurring revenue. As of the covenant conversion date, the Company is required to maintain the Fixed Charge Coverage Ratio and Leverage Ratio (as defined in the Credit Facility) measured on a quarter-end basis for the four-quarter period ending on each such date through the end of the agreement. The term loan is due December 31, 2025. The Company was in compliance with all debt covenants at December 31, 2022 and 2021 and was in compliance with all debt covenants as of the date of issuance of these consolidated financial statements. There was no unused borrowing capacity under the term loan portion of the Credit Facility at December 31, 2022 and 2021. There were no amounts outstanding under the revolving portion of the Credit Facility as of December 31, 2022 and 2021. Please see Note 10 and 11 to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report for more information.

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
•Operating and finance lease obligations – The Company leases its corporate headquarters and worldwide offices under operating leases, and finance computer and networking equipment and software purchases for its co-location data centers under finance leases. Please see Note 9 to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report for further detail of the Company’s obligations under operating and finance leases and the timing of expected future lease payments;

•Other liabilities – These include other long-term liabilities reflected in the Company’s consolidated balance sheets as of December 31, 2022, including obligations associated with certain employee and non-employee incentive plans, Forward Purchase Warrants, unrecognized tax benefits and various long-term liabilities, which have some inherent uncertainty in the timing of these payments.
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

Comparison of cash flows for the years ended December 31, 2022 and 2021
The following table summarizes key components of our cash flows for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(23,819)	$(69,057)
Net cash used in investing activities	(1,441)	(49,803)
Net cash provided by (used in) financing activities	(921)	146,689
Effect of foreign currency translation	(394)	(78)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(26,575)	$27,751

Net cash used in operating activities
Cash flows used in operating activities in fiscal 2022 decreased by $45.2 million to cash outflows of $23.8 million from cash outflows of $69.1 million during the same period in fiscal 2021. The decrease to net cash used in operating activities was primarily attributable to a decrease of $65.7 million in net loss, partially offset by a decrease of $22.7 million in non-cash adjustments to net loss. The decrease in non-cash items was primarily attributable to the compensation expense of $32.6 million recorded in the second quarter of fiscal 2021 associated with the VCIP and OBIP awards fully vested in connection with the Merger, partially offset by a $8.3 million increase of stock-based compensation expense associated with the RSUs and PSUs granted under the 2021 Plan since the third quarter of fiscal 2021. Net cash used in operating activities also included a decrease of $2.2 million in cash from operating assets and liabilities, primarily due to the timing of cash payments to vendors and cash receipts from customers.
Net cash used in investing activities
Cash flows used in investing activities in fiscal 2022 decreased by $48.4 million to cash outflows of $1.4 million from cash outflows of $49.8 million during the same period in fiscal 2021. The decrease to net cash used in investing activities was primarily attributable to a decrease of $37.9 million in purchases of debt securities, an increase of $8.9 million in proceeds from maturities and principal paydowns of debt securities, and an increase of $2.2 million in proceeds from sale of debt securities.
Net cash provided by (used in) financing activities

Cash flows from financing activities in fiscal 2022 decreased by $147.6 million to cash outflows of $0.9 million from cash inflows of $146.7 million during the same period in fiscal 2021. The decrease to net cash from financing activities was primarily attributable to the net cash proceeds of $159.7 million received in the second quarter of fiscal 2021 as a result of the Merger, partially offset by the repayment of drawdown on the revolving Credit Facility of $4.7 million made in the second quarter of fiscal 2021 and the payment of contingent consideration of $6.0 million made in the third quarter of fiscal 2021 in connection with the BusinessPhone asset acquisition completed in the first quarter of fiscal 2021.

Comparison of cash flows for the years ended December 31, 2021 and 2020
A comparison of our cash flows for the years ended December 31, 2021 and 2020 can be found in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 11, 2022, which information is incorporated herein by reference.

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

At December 31, 2022 and 2021, the Company has determined that the unrealized losses were temporary in nature and did not consider any debt securities to be OTTI.

Revenue Recognition
The Company recognizes revenue in accordance with U.S. GAAP, pursuant to ASC 606, Revenue from Contracts with Customers.
The Company derives substantially all of its revenue by providing cloud-based contact center products under a usage-based model. The Company’s performance obligations are satisfied over time as the customer has continuous access to its hosted technology platform solutions through its data centers and simultaneously receives and consumes the benefits and the Company performs its services. Other immaterial ancillary revenue is derived from call recording, local caller identification packages, performance/speech analytics, text messaging services and professional services billed monthly on primarily usage-based fees, and to a lesser extent, fixed fees. Professional services, which represents approximately 1% of revenue, are billed on a fixed-price or on a time and material basis and the revenue is recognized over time as the services are rendered.
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

Stock-Based Compensation
Management Incentive Units
During 2019, LiveVox TopCo, LLC (“LiveVox TopCo”), the sole stockholder of the Company prior to the Merger, established a Management Incentive Unit program whereby the LiveVox TopCo board of directors has the power and discretion to approve the issuance of Class B Units of LiveVox TopCo that represent management incentive units (“MIUs”) to any manager, director, employee, officer or consultant of the Company or its subsidiaries. Vesting begins on the date of issuance, and the MIUs vest ratably over five years with 20% of the MIUs vesting on each anniversary of a specified vesting commencement date, subject to the grantee’s continued employment with the Company on the applicable vesting date. Vesting of the MIUs will accelerate upon consummation of a “sale of the company”, which is defined in the LiveVox TopCo limited liability company agreement. The Company recognizes stock-based compensation expense based on the service condition on a straight-line basis over the requisite service period of five years, reduced for actual forfeited MIUs. Stock-based compensation expense for MIUs is measured based on the grant date fair value of the award using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation are holding period, expected share price volatility, discount for lack of marketability, and risk-free interest rate.
2021 Equity Incentive Plan

On June 16, 2021, the stockholders of the Company approved the 2021 Plan, which became effective upon the closing of the Merger on June 18, 2021. The Company grants RSUs and PSUs to employees, executives, directors, and eligible consultants of the Company. RSUs are subject to service conditions only and typically vest over periods ranging from one to six years based on the grantee’s role in the Company. PSUs, which are granted to certain key employees, vest either based on the achievement of predetermined market conditions, or based on both service and market conditions. All RSUs and PSUs will be settled in shares of Class A common stock and are classified as equity awards. Equity-classified awards are recognized as stock-based compensation expense over an employee’s requisite service period or a nonemployee’s vesting period on the basis of the grant-date fair value. Generally, the Company recognizes stock-based compensation expense of RSUs using the straight-line method, and recognizes stock-based compensation expense of PSUs subject to graded market vesting on a tranche-by-tranche basis (i.e., the accelerated attribution method). The fair value of the RSUs is estimated using the closing price of the Company’s Class A common stock on Nasdaq on the measurement date. The fair value of the PSUs at each measurement date is estimated using a Monte Carlo simulation. The key inputs used in the Monte Carlo simulation are stock price, expected share price volatility, expected life, risk-free interest rate, and vesting hurdles. While the Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense related to the Company’s 2021 Plan.

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
As of December 31, 2022 and 2021, no single issuer represented more than 10% of our marketable securities.
As of December 31, 2022 and 2021, no single customer represented more than 10% of our accounts receivable. For the years ended December 31, 2022, 2021 and 2020, no single customer represented more than 10% of our revenue.
The Company relies on third parties for telecommunication, bandwidth, and colocation services that are included in cost of revenue.
As of December 31, 2022, one vendor accounted for approximately 38% of our total accounts payable. No other single vendor exceeded 10% of our accounts payable at December 31, 2022. As of December 31, 2021, one vendor accounted for approximately 43% of our accounts payable. No other single vendor exceeded 10% of our accounts payable at December 31, 2021. We believe there could be a material impact on future operating results should a relationship with an existing significant supplier cease.

Interest rate sensitivity
The term loan portion of the Credit Facility is subject to interest rate risk, as the loan is termed as either a base rate loan or LIBOR rate loan (each as defined in the agreement governing the Credit Facility) and can be a combination of both. LIBOR interest elections are for one, two or three-month periods. The Company elected a LIBOR rate at December 31, 2022. Interest changes affect the fair value of the term loan but the impact on our financial position, cash flows and results of operations was not significant in any period.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Consolidated Financial Statements included in this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2022.
Based on management’s evaluation, our CEO and CFO concluded that, as of December 31, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting, as of December 31, 2022, based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
This Annual Report does not include an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (the “2023 Proxy Statement”), and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our 2023 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our 2023 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our 2023 Proxy Statement, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our 2023 Proxy Statement, which is incorporated herein by reference.

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

10.2
Share Escrow Agreement, dated as of January 13, 2021, by and among Crescent Acquisition Corp, LiveVox Holdings, Inc., CFI Sponsor LLC, Kathleen S. Briscoe, John J. Gauthier and Jason D. Turner (filed as Exhibit 10.5 to the Current Report on Form 8-K of the Company on January 14, 2021 and incorporated herein by reference).

10.3†	LiveVox Holdings, Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.10 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).
10.4†
Form of Restricted Stock Unit Award Agreement under the LiveVox Holdings, Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.11 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).

10.5†
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

10.8†	Form of Indemnification Agreement (filed as Exhibit 10.14 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).
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

10.12*†	Offer of Employment, dated as of October 7, 2022, by and between John DiLullo and LiveVox Holdings, Inc.
10.13*†	Retention Bonus Agreement, dated as of November 15, 2022, by and between Laurence Siegel and LiveVox Holdings, Inc.
10.14*†	Transition Agreement and Release, dated as of December 10, 2022, by and between Louis Summe and LiveVox, Inc.

10.15*†	Separation Agreement and Release, dated as of February 27, 2023, by and between Erik Fowler and LiveVox, Inc.
10.16
Credit Agreement dated as of November 7, 2016, by and among PNC Bank, National Association, the lenders party thereto, LiveVox Holdings, Inc., LiveVox, Inc. and the guarantors party thereto (filed as Exhibit 10.18 to the Current Report on Form 8-K of the Company on June 24, 2021 and incorporated herein by reference).

10.17
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

21.1	List of Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Annual Report on Form 10-K of the Company on March 11, 2022 and incorporated herein by reference).
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer, pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer, pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Indicates a management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

LIVEVOX HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of LiveVox Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LiveVox Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with U.S. generally accepted accounting principles.

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

San Francisco, California
March 2, 2023

LIVEVOX HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$20,742	$47,217
Restricted cash, current	—	100
Marketable securities, current	48,182	7,226
Accounts receivable, net	21,447	20,128
Deferred sales commissions, current	3,171	2,691
Prepaid expenses and other current assets	5,211	6,151
Total Current Assets	98,753	83,513
Property and equipment, net	2,618	3,010
Goodwill	47,481	47,481
Intangible assets, net	16,655	20,195
Operating lease right-of-use assets	4,920	5,483
Deposits and other	371	664
Marketable securities, net of current	—	42,148
Deferred sales commissions, net of current	7,356	6,747
Deferred tax asset, net	1	—
Total Assets	$178,155	$209,241

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,987	$6,490
Accrued expenses	12,399	13,855
Deferred revenue, current	1,318	1,307
Term loan, current	982	561
Operating lease liabilities, current	1,655	1,946
Finance lease liabilities, current	11	26
Total current liabilities	22,352	24,185
Long term liabilities:
Deferred revenue, net of current	338	456
Term loan, net of current	53,585	54,459
Operating lease liabilities, net of current	3,649	4,046
Finance lease liabilities, net of current	—	11
Deferred tax liability, net	—	2
Warrant liability	633	767
Other long-term liabilities	363	337
Total liabilities	80,920	84,263

Commitments and contingencies (Note 10 and 22)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000 shares authorized and none issued and outstanding as of December 31, 2022 and 2021.	—	—

Common stock, $0.0001 par value per share; 500,000 shares authorized and 92,729 shares issued and outstanding as of December 31, 2022; 500,000 shares authorized and 90,697 shares issued and outstanding as of December 31, 2021.	9	9
Additional paid-in capital	264,919	253,468
Accumulated other comprehensive loss	(2,196)	(477)
Accumulated deficit	(165,497)	(128,022)
Total stockholders’ equity	97,235	124,978
Total liabilities & stockholders’ equity	$178,155	$209,241

The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	For the years ended December 31,
	2022	2021	2020
Revenue	$136,025	$119,231	$102,545
Cost of revenue	51,058	60,639	39,476
Gross profit	84,967	58,592	63,069
Operating expenses
Sales and marketing expense	56,160	62,333	29,023
General and administrative expense	30,566	44,694	14,291
Research and development expense	31,449	52,562	20,160
Total operating expenses	118,175	159,589	63,474
Loss from operations	(33,208)	(100,997)	(405)
Interest expense, net	3,446	3,732	3,890
Change in the fair value of warrant liability	(134)	(1,242)	—
Other expense (income), net	138	(459)	154
Total other expense, net	3,450	2,031	4,044
Pre-tax loss	(36,658)	(103,028)	(4,449)
Provision for income taxes	817	166	196
Net loss	$(37,475)	$(103,194)	$(4,645)
Comprehensive loss
Net loss	$(37,475)	$(103,194)	$(4,645)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(484)	(94)	12
Net unrealized loss on marketable securities	(1,235)	(177)	—
Total other comprehensive income (loss), net of tax	(1,719)	(271)	12
Comprehensive loss	$(39,194)	$(103,465)	$(4,633)
Net loss per share
Net loss per share—basic and diluted	$(0.41)	$(1.29)	$(0.07)
Weighted average shares outstanding—basic and diluted	92,003	79,964	66,637
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2019	1	$—	$58,619	$(218)	$(20,183)	$38,218
Retroactive application of reverse recapitalization	66,636	7	(7)	—	—	—
Balance at December 31, 2019, as converted	66,637	$7	$58,612	$(218)	$(20,183)	$38,218
Foreign currency translation adjustment	—	—	—	12	—	12
Stock-based compensation	—	—	556	—	—	556
Net loss	—	—	—	—	(4,645)	(4,645)
Balance at December 31, 2020	66,637	$7	$59,168	$(206)	$(24,828)	$34,141

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2020	1	$—	$59,175	$(206)	$(24,828)	$34,141
Retroactive application of reverse recapitalization	66,636	7	(7)	—	—	—
Balance at December 31, 2020, as converted	66,637	$7	$59,168	$(206)	$(24,828)	$34,141
Merger and PIPE financing	24,060	2	190,395	—	—	190,397
Foreign currency translation adjustment	—	—	—	(94)	—	(94)
Net unrealized loss on marketable securities	—	—	—	(177)	—	(177)
Stock-based compensation	—	—	3,905	—	—	3,905
Net loss	—	—	—	—	(103,194)	(103,194)
Balance at December 31, 2021	90,697	$9	$253,468	$(477)	$(128,022)	$124,978

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2021	90,697	$9	$253,468	$(477)	$(128,022)	$124,978
Finders Agreement Shares	781	—	—	—	—	—
Gross issuance of shares upon vesting of stock-based awards	1,636	—	—	—	—	—
Shares withheld to cover employees’ withholding taxes for stock-based awards	(385)	—	(791)	—	—	(791)
Foreign currency translation adjustment	—	—	—	(484)	—	(484)
Net unrealized loss on marketable securities	—	—	—	(1,235)	—	(1,235)
Stock-based compensation	—	—	12,242	—	—	12,242
Net loss	—	—	—	—	(37,475)	(37,475)
Balance at December 31, 2022	92,729	$9	$264,919	$(2,196)	$(165,497)	$97,235
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the years ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(37,475)	$(103,194)	$(4,645)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,183	2,106	1,876
Amortization of identified intangible assets	3,541	4,473	4,189
Amortization of deferred loan origination costs	108	129	143
Amortization of deferred sales commissions	3,166	2,052	1,259
Non-cash lease expense	1,848	1,622	1,241
Stock-based compensation expense	12,242	3,905	556
Equity incentive bonus	—	32,626	—
Bad debt expense	535	195	636
Loss on disposition of asset	13	—	54
Deferred income tax benefit	(3)	(191)	(127)
Loss (gain) on sale of marketable securities	42	(4)	—
Amortization of premium paid on marketable securities	426	—	—
Change in the fair value of the warrant liability	(134)	(1,242)	—
Changes in assets and liabilities
Accounts receivable	(1,854)	(5,810)	1,934
Other assets	1,233	(3,293)	(2,296)
Deferred sales commissions	(4,256)	(6,761)	(2,465)
Accounts payable	(505)	3,403	1,015
Accrued expenses	(1,897)	2,199	(1,666)
Deferred revenue	(107)	385	579
Operating lease liabilities	(1,949)	(1,664)	(1,281)
Other long-term liabilities	24	7	68
Net cash provided by (used in) operating activities	(23,819)	(69,057)	1,070
Investing activities:
Purchases of property and equipment	(931)	(1,582)	(753)
Purchases of marketable securities	(12,862)	(50,797)	—
Proceeds from sale of marketable securities	3,451	1,250	—
Proceeds from maturities and principal paydowns of marketable securities	8,901	—	—
Acquisition of businesses, net of cash acquired	—	—	(20)
Proceeds from asset acquisition, net of cash paid	—	1,326	—
Net cash used in investing activities	(1,441)	(49,803)	(773)
Financing activities:
Proceeds from Merger and PIPE financing, net of cash paid	—	159,691	—
Repayments on loan payable	(561)	(1,816)	(1,152)
Proceeds from drawdown on line of credit	—	—	4,672
Repayments of drawdown on line of credit	—	(4,672)	—
Debt issuance costs	—	(153)	—
Payments of contingent consideration liability	—	(5,969)	—
Repayments on finance lease obligations	(26)	(392)	(752)
Payments of employees’ withholding taxes on net share settlement of share-based awards	(775)	—	—
Proceeds from the structured payable arrangement	1,311	—	—

Principal payments under the structured payable arrangement	(870)	—	—
Net cash provided by (used in) financing activities	(921)	146,689	2,768
Effect of foreign currency translation	(394)	(78)	(12)
Net increase (decrease) in cash, cash equivalents and restricted cash	(26,575)	27,751	3,053
Cash, cash equivalents, and restricted cash beginning of period	47,317	19,566	16,513
Cash, cash equivalents, and restricted cash end of period	$20,742	$47,317	$19,566

	For the years ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Interest paid	$3,800	$3,484	$3,768
Income taxes paid	402	292	241
Supplemental schedule of noncash investing activities:
Change in unrealized loss on marketable securities	$1,235	$177	$—
Equipment and software acquired under finance lease obligations	—	—	74
Additional right-of-use assets	1,261	3,246	997

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets (dollars in thousands):

	As of December 31,
	2022	2021	2020
Cash and cash equivalents	$20,742	$47,217	$18,098
Restricted cash, current	—	100	1,368
Restricted cash, net of current	—	—	100
Total cash, cash equivalents and restricted cash	$20,742	$47,317	$19,566
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
LiveVox, Inc. was a direct, wholly owned subsidiary of Old LiveVox prior to the Merger and is a wholly owned subsidiary of the Company after the Merger. LiveVox, Inc. was first incorporated in Delaware in 1998 under the name “Tools for Health” and in 2005 changed its name to “LiveVox, Inc.” On March 21, 2014, LiveVox, Inc. and its subsidiaries were acquired by Old LiveVox. The principal United States operations of the Company are located in San Francisco, California. The Company has four main operating subsidiaries: LiveVox Colombia SAS which is wholly owned with an office located in Medellin, Colombia, LiveVox Solutions Private Ltd with an office located in Bangalore, India, Speech IQ, LLC located in the United States, and Engage Holdings, LLC (d/b/a BusinessPhone.com) (“BusinessPhone.com”) located in the United States. Additionally, the Company has a wholly owned subsidiary, LiveVox International, Inc., that is incorporated in Delaware. The Company and LiveVox International, Inc. own 99.99% and 0.01%, respectively, of LiveVox Solutions Private Ltd.

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
b)    Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth company (“EGC”) from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended (“Securities Act”) registration statement declared effective or do not have a class of

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
securities registered under the Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGCs but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statement with another public company which is neither an EGC nor an EGC which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
The Company will remain an EGC until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Initial Public Offering Closing Date, (b) in which the Company has total annual gross revenue of at least $1.235 billion, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company’s Class A common stock that is held by non-affiliates exceeds $700 million as of the prior fiscal year’s second fiscal quarter, and (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. The Company recognizes transfers into and out of the levels as of the end of each reporting period. Refer to Note 20 for additional information regarding the fair value measurements.
g)    Liquidity and Capital Resources
LiveVox’s consolidated financial statements have been prepared assuming the Company will continue as a going concern for the 12-month period from the date of issuance of the consolidated financial statements, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s main sources of liquidity include:
•Net cash proceeds of $157.6 million from the 2021 Merger and the related PIPE, net of transaction costs, which are available for general corporate purposes. See Note 3 for more information;
•Available-for-sale (“AFS”) debt securities, which are all classified as short-term securities to fund current operations and may be liquidated at the Company’s discretion if the need arises. The Company held marketable securities of $48.2 million and $49.4 million as of December 31, 2022 and 2021, respectively. See Note 5 for more information;
•The term loan and revolving credit facility that the Company entered into with PNC Bank, as amended (the “Credit Facility”), provides for a $57.6 million term loan, a $5.0 million line of credit and a $1.5 million letter of credit sub-facility. See Note 10 and 11 for more information.
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
i)    Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company limits its credit risk associated with the cash and cash equivalents by placing investments with banks it believes are highly creditworthy. The Company has exposure to credit risk to the extent cash balances exceed amounts covered by Federal deposit insurance. At December 31, 2022 and 2021, the Company had no cash equivalents. Cash consists of bank deposits. Restricted cash consists entirely of amounts held back from stockholders of the Company’s acquired businesses for indemnification of outstanding liabilities. Such amounts are retained temporarily and then remitted to the applicable stockholders, net of fees paid for indemnification of liabilities. Since restricted cash amounts represent funds held for others, there is also a corresponding liability account. As of December 31, 2022, the restricted cash was paid out and the amount of restricted cash was reduced to zero. As of December 31, 2021, the Company has identified $0.1 million as restricted cash as management’s intention is to use this cash for the specific purpose of fulfilling the obligations associated with the holdback amount from an acquisition made in 2019.
j)    Marketable Securities

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
The Company invests in various marketable securities. As of December 31, 2022 and 2021, the Company designated all of these marketable securities as debt securities and classified them as AFS. No debt securities were classified as held-to-maturity (“HTM”) or trading. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date.
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
Please refer to Note 5 for additional information relating to marketable securities.
k)    Accounts Receivable
Trade accounts receivable are stated net of any write-offs and the allowance for doubtful accounts, at the amount the Company expects to collect. The Company performs ongoing credit evaluations of its customers and generally does not require collateral unless a customer has previously defaulted. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: aging of the account receivable, customer creditworthiness, past transaction history with the customer, current economic and industry trends, and changes in customer payment trends. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. At December 31, 2022, 2021 and 2020, the allowance for doubtful accounts was $1.5 million, $1.3 million and $1.3 million, respectively. Accounts receivable are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Recoveries of accounts receivable previously written off are recorded as income when received. The accounts receivable recoveries during the years ended December 31, 2022, 2021 and 2020 were immaterial. The bad debt expense recorded for the years ended December 31, 2022, 2021 and 2020 was $0.5 million, $0.2 million and $0.6 million, respectively. The accounts written off for the years ended December 31, 2022, 2021 and 2020 was $0.6 million, $0.2 million and $0.3 million, respectively.
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
During the years ended December 31, 2022, 2021 and 2020, no triggering events have occurred that would require an impairment review of goodwill outside of the required annual impairment review. Refer to Note 7 for more information.
In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine if it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount, including goodwill, or bypass the qualitative assessment and proceed directly to the quantitative impairment test in accordance with Accounting Standards Codification (“ASC”) 350-20-35, as amended by Accounting Standards Update (“ASU”) 2017-04, to determine if the fair value of the reporting unit exceeds its carrying amount. If the fair value is determined to be less than the carrying value, an impairment charge is recorded for the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. No impairment charges were recorded during the years ended December 31, 2022, 2021 and 2020.
o)    Impairment of Long-Lived Assets
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value. No impairment loss was recognized during the years ended December 31, 2022, 2021 and 2020.
p)    Amounts Due to Related Parties
In the ordinary course of business, the Company has and expects to continue to have transactions with its stockholders and affiliates. Refer to Note 12 for more information.
q)    Concentration of Risk

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
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
As of December 31, 2022 and 2021, no single issuer represented more than 10% of the Company’s marketable securities.
The Company’s customers are primarily in the receivables management, tele-sales and customer care industries. During the years ended December 31, 2022, 2021 and 2020, substantially all the Company’s revenue was generated in the United States. For the years ended December 31, 2022, 2021 and 2020, the Company did not have any customers that individually represented 10% or more of the Company’s total revenue or whose accounts receivable balance at December 31, 2022 and 2021 individually represented 10% or more of the Company’s total accounts receivable.
Concentration of Supplier Risk
The Company relies on third parties for telecommunication, bandwidth, and co-location services that are included in cost of revenue.
As of December 31, 2022, one vendor accounted for approximately 38% of the Company’s total accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at December 31, 2022. At December 31, 2021, one vendor accounted for approximately 43% of the Company’s total accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at December 31, 2021. The Company believes there could be a material impact on future operating results should a relationship with an existing significant supplier cease.
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
The Company enters into contracts that can include various combinations of services, each of which are distinct and accounted for as separate performance obligations. The Company’s cloud-based contact center solutions typically include a promise to provide continuous access to its hosted technology platform solutions through its data centers. Arrangements with customers do not provide the customer with the right to take possession of the Company’s software platform at any time. LiveVox’s performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits and the

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
Company performs its services. The Company’s contract terms typically range from one to three years with payment terms of net 10-60 days. As the services provided by the Company are generally billed monthly there is not a significant financing component in the Company’s arrangements.
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
s)    Costs to Obtain Customer Contracts (Deferred Sales Commissions)
Sales commissions are paid for initial contracts and expansions of existing customer contracts. Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which the Company has estimated to be five years. The Company determined the period of benefit by taking into consideration the length of the Company’s customer contracts, the customer attrition rate, the life of the technology provided and other factors. Amortization expense is recorded in sales and marketing expense within the Company’s consolidated statements of operations and comprehensive loss. Amortization expense for the years ended December 31, 2022, 2021 and 2020 was approximately $3.2 million, $2.1 million and $1.3 million, respectively. No impairment loss was recognized during the years ended December 31, 2022, 2021 and 2020.
t)    Advertising
The Company expenses non-direct response advertising costs as they are incurred. There were no advertising costs capitalized during the years ended December 31, 2022, 2021 and 2020. For the years ended December 31, 2022, 2021 and 2020, advertising expense was approximately $2.4 million, $1.2 million and $0.6 million, respectively. Advertising expense is included under sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.
u)    Research and Development Costs
Research and development costs not related to the development of internal use software are charged to operations as incurred. Research and development expenses primarily include payroll and employee benefits, consulting services, travel, and software and support costs.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
v)    Software Development Costs
The Company capitalizes costs of materials, consultants, payroll, and payroll-related costs of employees incurred in developing internal-use software after certain capitalization criteria are met and includes these costs in the computer software. Refer to Note 6 for additional information. Software development costs are expensed as incurred until preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. To date, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations and comprehensive loss. There were no capitalized software development costs related to internal-use software during the years ended December 31, 2022, 2021 and 2020.
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
x)    Stock-Based Compensation
The Company measures compensation expense for stock awards granted to employees and nonemployees in accordance with ASC 718, Compensation—Stock Compensation. Stock-based compensation is measured at fair value on grant date. The Company classified all stock awards as equity awards at the grant date, and reassesses the liability versus equity treatment on a quarterly basis for any changes that have occurred during the period that may result in a reclassification. Equity-classified awards are recognized as stock-based compensation expense over an employee’s requisite service period or a nonemployee’s vesting period on the basis of the grant date fair value. The Company elects to account for forfeitures as they occur, rather than making estimates of future forfeitures.
Management Incentive Units
During 2019, LiveVox TopCo established a Management Incentive Unit program whereby the LiveVox TopCo board of directors has the power and discretion to approve the issuance of Class B Units that represent management incentive units (“MIUs”) to any manager, director, employee, officer or consultant of the Company or its subsidiaries. On December 19, 2019, 3,518,096 Class B Units were issued to 12 recipients. Vesting begins on the date of issuance, and the MIUs vest ratably over five years with 20% of the MIUs vesting on each anniversary of a specified vesting commencement date, subject to the grantee’s continued employment with the Company on the applicable vesting date. Vesting of the MIUs will accelerate upon consummation of a “sale of the company”, which is defined by the LiveVox TopCo limited liability company agreement as (a) the sale or transfer of all or

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
substantially all of the assets of LiveVox TopCo on a consolidated basis or (b) any direct or indirect sale or transfer of a majority of interests in LiveVox TopCo and its subsidiaries on a consolidated basis, as a result of any party other than certain affiliates of Golden Gate Capital obtaining voting power to elect the majority of LiveVox TopCo’s governing body. Since the Merger does not meet the limited liability company agreement’s definition of a sale, it did not cause acceleration in vesting of the unvested MIUs and the MIUs will continue to vest based on the service condition.
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
The Company estimates the grant date fair value of MIUs using the Monte Carlo simulation. Monte Carlo simulation is a widely accepted approach for financial instruments with path dependencies. The Company records stock-based compensation expense for the issued and outstanding MIUs based on the service condition on a straight-line basis over the requisite service period of five years, reduced for actual forfeited MIUs.
Please see Note 16 for further detail about stock-based compensation expenses related to MIUs under the Management Incentive Unit program.
2021 Equity Incentive Plan
On June 16, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective upon the closing of the Merger on June 18, 2021. The initial number of shares reserved for issuance under the 2021 Plan was 9,770,000. The number of shares of Company common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year during the term of the 2021 Plan, beginning on January 1, 2022, by 5% of the total number of shares of Company common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the board of directors. As of December 31, 2022, the number of shares reserved for issuance is 14,682,036. The Company grants Restricted Stock Units (“RSUs”) and Performance-based Restricted Stock Units (“PSUs”) awards to employees, executives, directors, and eligible consultants of the Company.
On November 11, 2021, the Company and certain key executives entered into double trigger vesting of RSU award letters regarding certain accelerated vesting provisions of RSUs granted pursuant to the RSU award agreements dated as of August 18, 2021. On November 4, 2022, the Company and Mr. John DiLullo, the Company’s CEO effective as of November 1, 2022, entered into RSU award agreement which also provides a double trigger accelerated vesting provision. Except for these accelerated vesting provisions, if a grantee incurs a termination of continuous service for any reason, any unvested awards will be forfeited without consideration by the grantee.
RSUs are subject to service conditions only. The Company estimates the grant date fair value of RSUs using the closing price of the Company’s Class A common stock on Nasdaq on the measurement date. Stock-based compensation expense for RSUs issued to employees is recognized on a straight-line basis over the vesting period for the entire award, reduced for actual forfeited RSUs. Stock-based compensation expense for RSUs issued to nonemployees is recognized as the goods are received or services are performed. The requisite service period typically ranges from one to six years based on the grantee’s role in the Company. The amount of cumulative compensation cost recognized at any date must at least equal the portion of the grant-date value of the award that is vested at that date.
PSUs, which are granted to certain key employees, vest either based on the achievement of predetermined market conditions or based on both service and market conditions. The Company estimates the grant date fair value of PSUs using the Monte Carlo simulation. The Company recognizes stock-based compensation expense for PSUs on a tranche-by-tranche basis (i.e., the accelerated attribution method) over an employee’s requisite service period, which is the longer of the time-vesting period or the derived service period inferred from the valuation model. Stock-based compensation expense of equity-classified PSUs is recognized provided that the good is delivered or the service is rendered, regardless of when, if ever, the market conditions are satisfied.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
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
Prior to August 15, 2022, RSU and PSU awards granted to non-U.S. employees provided for tax withholding by the sell-to-cover method and RSU and PSU awards granted to U.S. employees provided for tax withholding by either the sell-to-cover method or the net-share-settlement method. Effective August 15, 2022, the Company changed the tax withholding method for all outstanding employee RSU and PSU awards to provide for tax withholding by the net-share-settlement method. This change to the tax withholding method does not affect the fair value, the vesting conditions, or the classification of employee awards. Therefore, this change does not require modification accounting. During the year ended December 31, 2022, the Company withheld 384,855 shares to cover employee recipients’ withholding tax obligations.
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
Please see Note 16 for further detail about stock-based compensation expenses related to RSUs and PSUs under the 2021 Plan.
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
Upon consummation of the Merger, the Company concluded that (a) the Public Warrants meet the derivative scope exception for contracts in the Company’s own stock and are recorded in stockholders’ equity and (b) the Forward Purchase Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Forward Purchase Warrants

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
contain provisions that cause the settlement amounts to be dependent upon the characteristics of the holder of the Warrant which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Forward Purchase Warrants are not considered indexed to the Company’s stock and should be classified as a liability. Since the Forward Purchase Warrants meet the definition of a derivative, the Company recorded the Forward Purchase Warrants as liabilities on the consolidated balance sheets at fair value upon the Merger, with an offsetting entry to additional paid-in capital. The gain or loss resulting from decrease or increase in the fair value of the Forward Purchase Warrants in the subsequent periods are recognized in the consolidated statements of operations and comprehensive loss. The fair value of the Forward Purchase Warrants was measured using the Black-Scholes option-pricing model at each measurement date. See Note 20 for further information on fair value.
aa)    Restructuring Charges
Restructuring charges associated with management-approved restructuring plans may include employee severance and termination benefits, lease and non-lease contract termination costs, impairment of long-lived assets, and other related costs associated with restructuring activities.
The Company accounts for employee severance and termination benefits that represent a one-time benefit in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company accrues employee severance and termination benefits associated with an one-time benefit arrangement when employees are notified of their termination benefits.
The Company records employee severance and termination benefits in accordance with ASC 712, Compensation - Nonretirement and Postemployment Benefits, if it pays the benefits as part of an on-going benefit arrangement, which includes benefits provided as part of its established severance policies, a consistent past practice or in accordance with statutory requirements. The Company accrues employee severance and termination benefits associated with an on-going benefit arrangement when the payment is probable and the amount is reasonably estimable.
Please see Note 23 for a full description of the Company's restructuring actions.
bb)    Recently Adopted Accounting Pronouncements
As an EGC, the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The Company adopted the following new accounting pronouncements during the year ended December 31, 2022:
ASU No. 2019-12, Income Taxes (Topic 740)
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as hybrid tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of legal entities not subject to tax, intraperiod tax allocation exception to incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax law, year-to-date loss limitation in interim-period tax accounting, income statement presentation of tax benefits of tax-deductible dividends and impairment of investment in qualified affordable housing projects accounted for under the equity method. The guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the guidance is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The guidance has various elements and different transition methods (retrospective, modified-retrospective, or prospective) which are applied based on the nature of the elements. The Company adopted this standard on January 1, 2022 and it did not have a material impact on the Company’s consolidated financial position, operating results or cash flows.
cc)    Recently Issued Accounting Pronouncements
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses,

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments—Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU No. 2019- 04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, which permits an entity, upon adoption of ASU 2016-13, to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets measured at amortized cost basis. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which changes the effective dates for Topic 326 to give implementation relief to certain types of entities. In November 2019, the FASB issued ASU No. 2019- 11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which includes various narrow-scope improvements and clarifications. In March 2020, the FASB issued ASU No. 2020- 03, Codification Improvements to Financial Instruments, which clarifies and improves certain financial instruments guidance. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. The guidance is to be adopted on a modified retrospective basis. The Company plans to adopt this standard effective January 1, 2023 and does not believe it will have a material impact on the Company’s consolidated financial statements.
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
ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50)
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about their obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance is effective for all entities for fiscal years beginning after December 15, 2022, including interim periods in those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. The guidance requires retrospective application to all periods in which a balance sheet is presented, except for the rollforward requirement, which will be applied prospectively. The Company plans to adopt this standard effective January 1, 2023 and does not believe it will have a material impact on the Company’s consolidated financial statements.

3.    Acquisitions
2022 Acquisitions
The Company had no acquisition activity during the year ended December 31, 2022.

2021 Acquisitions
Reverse Recapitalization

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
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

4.    Revenue
Contract Balance
The following table provides information about accounts receivable, net, and contract liabilities from contracts with customers. The Company did not have any contract assets as of December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022	December 31, 2021
Accounts receivable, net	$21,447	$20,128
Contract liabilities, current (deferred revenue)	1,318	1,307
Contract liabilities, non-current (deferred revenue)	338	456

Changes in the contract liabilities balances are as follows (dollars in thousands):

	December 31, 2022	December 31, 2021	$ Change
Contract liabilities (deferred revenue)	$1,656	$1,763	$(107)

The decrease in deferred revenue was due to billings in advance of performance obligations being satisfied, net of revenue recognized for services rendered during the period. Revenue of $1.5 million was recognized during the year ended December 31, 2022 which was included in the deferred revenue balance at the beginning of the period, and revenue of $1.2 million was recognized during the year ended December 31, 2021 which was included in the deferred revenue balance at the beginning of the period.

Remaining Performance Obligations
Remaining performance obligations represent the contracted minimum usage commitments and do not include an estimate of additional usage in excess of contractual minimum commitments. The Company’s contract terms typically range from one to three years. Revenue as of December 31, 2022 that has not yet been recognized was approximately $173.1 million, of which $90.6 million and $82.5 million is expected to be recognized as revenue within one year and beyond one year, respectively. As of December 31, 2022, the Company expects to recognize revenue on the remaining performance obligations over the next 54 months.
5.    Marketable Securities
As of December 31, 2022 and 2021, the Company designated all marketable securities as debt securities and classified them as AFS. There were no transfers of debt securities among AFS, HTM and trading categories during the years ended December 31, 2022 and 2021.
The following table presents the amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities at December 31, 2022 aggregated by major security type (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. corporate securities	$40,186	$4	$(1,112)	$39,078
U.S. government securities	1,479	—	(2)	1,477
Asset-backed securities	7,181	8	(277)	6,912
Other debt securities	747	—	(32)	715
Total available for sale securities	49,593	12	(1,423)	48,182
Total debt securities	$49,593	$12	$(1,423)	$48,182

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

The following table presents the amortized cost and fair value of the Company’s debt securities by contractual maturities at December 31, 2022 (dollars in thousands):

As of December 31, 2022	Amortized Cost	Fair Value
Due in one year or less	$19,064	$18,715
Due after one year through five years	30,529	29,467
Total available for sale securities	49,593	48,182
Total debt securities	$49,593	$48,182

Refer to Note 20 for additional information regarding the fair value measurements of the Company’s marketable securities.
Proceeds from sales of debt securities and the associated gains and losses realized in earnings during the years ended December 31, 2022, 2021 and 2020 are listed below (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Available for sale debt securities:
Proceeds from sales of debt securities	$3,451	$1,250	$—

Gross realized gains	$—	$4	$—
Gross realized losses	(42)	—	—
Net realized losses	$(42)	$4	$—

The Company has reviewed 83 individual debt securities in unrealized loss positions at December 31, 2022 to determine whether a decline in fair value below the amortized cost is other than temporary. The Company does not intend to sell these debt

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
securities and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases. The Company then assessed whether the entire amortized cost bases of these debt securities will be recovered. As the present value of future cash flows discounted using the effective interest rate at the date these debt securities were acquired was equal to or greater than the amortized cost basis of these debt securities, the Company did not consider any debt securities to be impaired at December 31, 2022.
The following table presents the fair value and unrealized losses of the Company’s debt securities that are in unrealized loss positions and for which an OTTI has not been recognized in earnings at December 31, 2022 (dollars in thousands):

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For 12 Months Or Longer
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. corporate securities	$23,625	$(464)	$15,453	$(648)
U.S. government securities	995	(2)	482	—
Asset-backed securities	1,034	(13)	5,878	(264)
Other debt securities	—	—	715	(32)
Total available for sale securities	25,654	(479)	22,528	(944)
Total debt securities	$25,654	$(479)	$22,528	$(944)

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

6.    Property and Equipment
Property and equipment consisted of the following at December 31, 2022 and 2021 (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

	December 31, 2022	December 31, 2021
Computer software	$426	$1,253
Computer equipment	3,408	9,063
Furniture and fixtures	1,736	1,181
Leasehold improvements	1,525	1,478
Total	7,095	12,975
Less: accumulated depreciation and amortization	(4,477)	(9,965)
Property and equipment, net	$2,618	$3,010

As of December 31, 2022, the Company disposed of fully depreciated property and equipment in the amount of approximately $8.3 million, which resulted in a reduction in the gross book value of property and equipment but did not affect the net book value as the disposed property and equipment had previously been fully depreciated.
Depreciation and amortization expense for property and equipment for the years ended December 31, 2022, 2021 and 2020 totaled $1.2 million, $2.1 million and $1.9 million, respectively. Amortization of computer software charged to operations for the years ended December 31, 2022, 2021 and 2020 was $0.1 million, $0.2 million and $0.2 million, respectively, and is included in depreciation expense.

7.    Goodwill and Identified Intangible Assets
Goodwill
Goodwill was recorded as a result of the acquisition of the Company in 2014 by funds affiliated with Golden Gate Capital and the acquisitions made by the Company in 2019 of Teckst Inc. and SpeechIQ LLC.
During the fourth quarter of 2022, the Company completed its annual goodwill impairment test. The Company elected to bypass the qualitative assessment and proceed directly to the quantitative impairment test. Based on its quantitative impairment test, the Company’s management concluded that the fair value of the reporting unit was not less than its carrying amount as of October 1, 2022. As such, no impairment charge was recognized. Subsequent to the 2022 annual impairment test, the Company believes there have been no significant events or circumstances negatively affecting the valuation of goodwill. For the years ended December 31, 2022, 2021 and 2020, there was no impairment to the carrying value of the Company’s goodwill.
There were no changes in the carrying amount of goodwill during the years ended December 31, 2022 and 2021.

Identified Intangible Assets
Intangible assets were acquired in connection with the acquisition of the Company in March 2014 by Golden Gate Capital, and the Company’s acquisition of Teckst Inc., SpeechIQ LLC and BusinessPhone in October 2019, December 2019, and February 2021, respectively.
Amortization expense related to the Company’s identified intangible assets was $3.5 million, $4.5 million and $4.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. On the face of the consolidated statements of operations and comprehensive loss the amortization of technology-based intangible assets is included within cost of revenue, the amortization of marketing-based and customer-based intangible assets are included within sales and marketing expense, and the amortization of the acquired workforce is included within cost of revenue and research and development expense.
Identified intangible assets consisted of the following at December 31, 2022 (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Remaining Life (In Years)
Marketing-based	$1,400	$(1,328)	$72	0.96
Technology-based	18,300	(17,082)	1,218	1.25
Customer-based	27,700	(12,581)	15,119	7.38
Workforce-based	380	(134)	246	6.48
	$47,780	$(31,125)	$16,655

Identified intangible assets consisted of the following at December 31, 2021 (dollars in thousands):

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Remaining Life (In Years)
Marketing-based	$1,400	$(1,253)	$147	1.96
Technology-based	18,300	(15,791)	2,509	2.01
Customer-based	27,700	(10,506)	17,194	8.37
Workforce-based	380	(35)	345	9.10
	$47,780	$(27,585)	$20,195

Future amortization of identified intangible assets at December 31, 2022 is shown below (dollars in thousands):

As of December 31, 2022	Amount
2023	$3,182
2024	2,321
2025	2,106
2026	2,088
2027 and beyond	6,958
Total future identified intangible asset amortization	$16,655

8.    Accrued Expenses
Accrued expenses consisted of the following at December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022	December 31, 2021
Accrued bonuses	$4,078	$3,580
Accrued paid time off	2,743	2,802
Accrued commissions	1,726	2,748
Principal and interest payable under the structured payable arrangement (1)	444	—
Other accrued expenses	3,408	4,725
Total accrued expenses	$12,399	$13,855
(1) In July 2022, the Company entered into a financing arrangement with a third-party intermediary to establish a structured payable arrangement related to the Company’s commercial insurance policy on directors and officers.

9.    Leases

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
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
The components of lease expenses were as follows (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Operating lease cost	$2,168	$2,059	$1,515
Finance lease cost:
Amortization of right-of-use assets	$15	$462	$534
Interest on lease liabilities	2	16	59
Total finance lease cost	$17	$478	$593

Supplemental cash flow information related to leases was as follows (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$2,351	$2,104	$1,608
Financing cash used in finance leases	28	408	810
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,261	$3,246	$997
Finance leases	—	—	74

Supplemental balance sheet information related to leases was as follows (dollars in thousands):

	December 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$4,920	$5,483
Operating lease liabilities:
Operating lease liabilities—current	$1,655	$1,946
Operating lease liabilities—less current portion	3,649	4,046
Total operating lease liabilities	$5,304	$5,992
Finance Leases
Property and equipment, gross	$74	$2,182
Less: accumulated depreciation and amortization	(35)	(1,621)
Property and equipment, net	$39	$561
Finance lease liabilities:
Finance lease liabilities—current	$11	$26
Finance lease liabilities—less current portion	—	11
Total finance lease liabilities	$11	$37

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

Weighted average remaining terms were as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term
Operating Leases	3.77 years	3.58 years
Finance Leases	0.42 years	1.67 years

Weighted average discount rates were as follows:

	December 31, 2022	December 31, 2021
Weighted average discount rate
Operating Leases	8.9%	8.1%
Finance Leases	7.5%	7.5%

Maturities of lease liabilities were as follows (dollars in thousands):

As of December 31, 2022	Operating Leases	Finance Leases
2023	$1,904	$11
2024	1,201	—
2025	1,038	—
2026	996	—
2027 and beyond	508	—
Total lease payments	5,647	11
Less: imputed interest	(343)	—
Total	$5,304	$11

As of December 31, 2022, the Company had no operating lease which was executed but not yet commenced.

10.    Borrowings Under Term Loan and Line of Credit
At December 31, 2022 and 2021, term loan borrowings were as follows (dollars in thousands):

	December 31, 2022	December 31, 2021
Total term loan obligations	$54,567	$55,020
Less: current portion of term loan	(982)	(561)
Long-term term loan obligations	$53,585	$54,459

The Company entered into a term loan and revolving credit facility with PNC Bank on November 7, 2016 (as amended, the “Credit Facility”), which has been amended several times, more recently as of August 2, 2021. The Credit Facility provides for a $57.6 million term loan, a $5.0 million line of credit and a $1.5 million letter of credit sub-facility.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
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
The Company may elect that the term and revolving loans bear interest under a base rate or a LIBOR rate definition within the Credit Facility. LIBOR interest elections are for one, two or three-month periods. Loans are termed as either a Base Rate loan or LIBOR Rate loan and can be a combination of both. The Company elected a LIBOR rate at December 31, 2022.
The latest amendment to the Credit Facility on August 2, 2021 extended the maturity date of the term loan to December 31, 2025. The amendment also reset the minimum recurring revenue covenant amounts through December 31, 2025 and extended the quarterly measurement dates through September 30, 2025. Additionally, the amendment removed the mandatory covenant commencement date of the Fixed Charge Coverage Ratio and Leverage Ratio and the applicable ratio amounts. Under the Credit Facility, principal on the term loan is to be repaid in quarterly installments of $0.1 million beginning on September 30, 2021 through March 31, 2023, $0.3 million on June 30, 2023 through March 31, 2024, and $0.5 million on June 30, 2024 through March 31, 2025, and $0.7 million on each quarter thereafter. All other terms and conditions of the original Credit Facility remain in effect. Term loan repayments made by the Company totaled $0.6 million, $1.0 million and $1.2 million during the years ended December 31, 2022, 2021 and 2020, respectively.
The Company accounts for previously deferred original issue discount and loan fees in the amount of $0.3 million related to the original Credit Facility dated November 7, 2016, first amendment to the Credit Facility dated February 28, 2018, and third amendment to Credit Facility dated December 16, 2019, and the additional original issue discount in the amount of $0.2 million related to the seventh amendment to Credit Facility dated August 2, 2021 by amortizing and recording to interest expense over the remaining term of the amended Credit Facility using the effective interest method. Third party loan fees totaling $0.1 million associated with the $13.9 million increase of the term loan related to the third amendment to Credit Facility are expensed upon close of the loan. Total unamortized loan costs associated with the term loan totaled $0.3 million and $0.4 million at December 31, 2022 and 2021, respectively and are recorded within term loan, net of current.
The Company was in compliance with all debt covenants at December 31, 2022 and 2021 and was in compliance with all debt covenants as of the date of issuance of these consolidated financial statements. There was no unused borrowing capacity under the term loan portion of the Credit Facility at December 31, 2022 and 2021. There were no amounts outstanding under the revolving portion of the Credit Facility as of December 31, 2022 and 2021.
Aggregate principal maturities of the term loan as of December 31, 2022 was as follows (dollars in thousands):

As of December 31, 2022	Amount to Mature
2023	$982
2024	1,753
2025	52,158
Total	$54,893

The net carrying amount of the liability component of the term loan was as follows (dollars in thousands):

	December 31, 2022	December 31, 2021
Principal	$54,893	$55,454
Less: Unamortized issuance costs	(326)	(434)
Net carrying amount	$54,567	$55,020

11.    Letters of Credit

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
On November 8, 2016, the Company established an irrevocable standby letter of credit using a sub-facility under the Credit Facility, to serve as a security deposit for the Company’s San Francisco office. The letter of credit automatically extends for one-year periods from the original expiration date, September 10, 2017, unless written notice is presented to the beneficiary at least 60 days prior to the current expiration date. The irrevocable standby letter of credit has been amended several times, and the latest amendment on July 20, 2022 decreased the total amount to $0.2 million. All other terms and conditions remained unchanged.
On February 11, 2022, the Company established another irrevocable standby letter of credit in the amount of $0.3 million using a sub-facility under the Credit Facility, to serve as a guarantee in connection with the buildout of the office that LiveVox Colombia SAS leases in Medellin, Colombia. The standby letter of credit expires one year from the issuance date.

12.    Related Party Transactions
The Company pays monthly board of director fees plus reimbursement of expenses incurred on behalf of the Company to members of the Company’s board of directors. During the year ended December 31, 2022, board of director fees totaled $0.8 million and expense reimbursements were immaterial. The Company also granted RSUs to directors on August 18, 2021 and August 5, 2022 under the 2021 Plan. During the year ended December 31, 2022, stock-based compensation expense relating to the RSU awards to the board of directors totaled $1.2 million. As of December 31, 2022, the unpaid balance of board of director fees due to related parties was immaterial. During the year ended December 31, 2021, board of director fees totaled $0.6 million, expense reimbursements were immaterial, and stock-based compensation expense relating to the RSU awards to the board of directors totaled $0.2 million. In connection with the Merger consummated on June 18, 2021, the VCIP awards granted to the board of directors were liquidated, which resulted in $4.1 million expenses related to the board of directors during the year ended December 31, 2021. As of December 31, 2021, the unpaid balance of board of director fees due to related parties was immaterial. During the year ended December 31, 2020, board of director fees totaled $0.5 million and there were no expense reimbursements or expenses relating to the VCIP awards granted to the board of directors. As of December 31, 2020, there was no unpaid balance of board of director fees due to related parties.
Prior to the closing of the Merger on June 18, 2021, Old LiveVox paid quarterly management fees plus reimbursement of expenses incurred on behalf of Old LiveVox to funds affiliated with Golden Gate Capital, its majority shareholder pre-Merger. The payment of management fees and reimbursement of expenses to funds affiliated with Golden Gate Capital has been discontinued since the Merger. During the year ended December 31, 2022, there were no management fees or expense reimbursements. During the year ended December 31, 2021, management fees and expense reimbursements were immaterial. During the year ended December 31, 2020, management fees totaled $0.5 million and there were no expense reimbursements. There were no unpaid balance of management fees as of December 31, 2022, 2021 and 2020.
There were no related party accounts receivable as of December 31, 2022, 2021 and 2020.

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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
by the initial purchasers or their permitted transferees. If the Forward Purchase Warrants are held by someone other than the initial purchasers or their permitted transferees then such Warrants will be redeemable by the Company and exercisable by the warrant holders on the same basis as the Public Warrants.
As of December 31, 2022, there were 13,333,328 Warrants outstanding, and no Warrants have been exercised.

14.    Stockholders’ Equity
Common Stock
On June 22, 2021, the Company’s Class A common stock, publicly traded warrants and publicly traded units began trading on Nasdaq under the ticker symbols “LVOX”, “LVOXW” and “LVOXU,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022, the Company had 92,729,127 shares of Class A common stock issued and outstanding (100,272,877 shares of common stock, less 7,543,750 of which are held in an escrow account to be released only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021 (the “Escrowed Shares”)). As of December 31, 2021, 500,000,000 shares of Class A common stock were authorized, and 90,696,977 shares were issued and outstanding (98,240,727 shares of common stock, less 7,543,750 Escrowed Shares).
On July 19, 2022, pursuant to Finders Agreement made and entered into as of January 13, 2021, by and among the Company and Neuberger Berman BD LLC (“Neuberger”), the Company issued 781,250 shares of Class A common stock to Neuberger as consideration for the performance by Neuberger of its obligations under the Finders Agreement.
The accumulated other comprehensive loss and accumulated deficit are included in stockholders’ equity. At December 31, 2022 and 2021, the accumulated other comprehensive loss totaled $2.2 million and $0.5 million, respectively. The Company’s accumulated deficit totaled $165.5 million and $128.0 million at December 31, 2022 and 2021, respectively.

Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share. As of December 31, 2022, no shares of LiveVox preferred stock were issued and outstanding. As of December 31, 2021, 25,000,000 shares of preferred stock were authorized, and no shares of preferred stock were issued and outstanding.

15.    Analysis of the Changes in Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets includes foreign currency translation items associated with the Company’s foreign operations, and unrealized gain or loss on the Company’s marketable

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
securities available for sale. Following is an analysis of the changes in accumulated other comprehensive loss, net of applicable taxes, at December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2021
	Foreign currency translation adjustment	Net unrealized loss on marketable securities	Total accumulated other comprehensive loss
Balance, beginning of period	$(206)	$—	$(206)
Other comprehensive loss	(94)	(177)	(271)
Balance, end of period	$(300)	$(177)	$(477)

	December 31, 2022
	Foreign currency translation adjustment	Net unrealized loss on marketable securities	Total accumulated other comprehensive loss
Balance, beginning of period	$(300)	$(177)	$(477)
Other comprehensive loss	(484)	(1,235)	(1,719)
Balance, end of period	$(784)	$(1,412)	$(2,196)

Components of other comprehensive income (loss) and related taxes for the years ended December 31, 2022, 2021 and 2020 are as follows (dollars in thousands):

	Years Ended December 31,
	2022			2021			2020
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Foreign currency translation adjustment	$(473)	$11	$(484)	$(94)	$—	$(94)	$11	$(1)	$12
Net unrealized loss on marketable securities	(1,208)	27	(1,235)	(177)	—	(177)	—	—	—
Total other comprehensive income (loss)	$(1,681)	$38	$(1,719)	$(271)	$—	$(271)	$11	$(1)	$12

The amount of net realized loss on sale of marketable securities that has been previously included as net unrealized loss in other comprehensive income (loss) and then reclassified out of other comprehensive income (loss) into earnings during the year ended December 31, 2022 is immaterial. There was no reclassification during the years ended December 31, 2021 and 2020.

16.    Stock-Based Compensation
Management Incentive Units
As of December 31, 2022, all MIUs are classified as equity.
As discussed in Note 2(x), stock-based compensation expense for MIUs is measured based on the grant date fair value of the award estimated by using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation are holding period, expected share price volatility, discount for lack of marketability, and risk-free interest rate. The holding period is the expected period until a major liquidity event is expected to occur. The expected volatility assumption is based on the historical volatility of a peer group of publicly traded companies. The discount for lack of marketability is driven by (a) the assumed participation threshold as outlined in the agreements governing the MIUs and (b) the assumed holding period of two years. The risk-free rate for the expected term of the awards is based on U.S. Treasury zero-coupon issues at the time of grant. There were no new MIUs granted during the years ended December 31, 2022, 2021 and 2020.
MIU activities for the years ended December 31, 2022, 2021 and 2020 are summarized as follows (in thousands, except for per share data):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (1)
Outstanding at December 31, 2019	3,518	$0.79
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2020	3,518	$0.79
Granted	—	—
Vested	(704)	0.79
Forfeited	—	—
Outstanding at December 31, 2021	2,814	$0.79
Granted	—	—
Vested	(739)	0.79
Forfeited	(179)	0.79
Outstanding at December 31, 2022	1,896	$0.79	1.00 year
(1) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.

2021 Equity Incentive Plan
Restricted Stock Units
As of December 31, 2022, all RSUs granted to employees and nonemployees are classified as equity.
Employee RSU activities for the years ended December 31, 2022, 2021 and 2020 are summarized as follows (in thousands, except for per share data):

	Equity-classified RSUs - employee (1)
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (2)
Outstanding at December 31, 2019	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2020	—	$—
Granted	5,072	6.44
Vested	—	—
Forfeited	(110)	6.33
Outstanding at December 31, 2021	4,962	$6.44
Granted	5,476	2.69
Vested	(1,629)	6.43
Forfeited	(699)	5.44
Outstanding at December 31, 2022	8,110	$4.00	1.53 years
(1) Represents awards granted to employees, executives and directors of the Company.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
(2) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.
The aggregate fair value of employee RSUs outstanding as of December 31, 2022, based on the fair value at the reporting period end, was $24.1 million. The aggregate fair value of employee RSUs vested during the year ended December 31, 2022, based on the fair value on the vest date, was $3.2 million.

Nonemployee RSU activities for the years ended December 31, 2022, 2021 and 2020 are summarized as follows (in thousands, except for per share data):

	Equity-classified RSUs - nonemployee (1)
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (2)
Outstanding at December 31, 2019	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2020	—	$—
Granted	20	6.51
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2021	20	$6.51
Granted	17	2.42
Vested	(7)	6.30
Forfeited	(11)	6.51
Outstanding at December 31, 2022	19	$2.91	1.51 years
(1) Represents awards granted to eligible consultants of the Company.
(2) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.
The aggregate fair value of nonemployee RSUs outstanding as of December 31, 2022, based on the fair value at the reporting period end, was $0.1 million. The aggregate fair value of nonemployee RSUs vested during the year ended December 31, 2022, based on the fair value on the vest date, was immaterial.

Performance-Based Restricted Stock Units
As of December 31, 2022, all PSUs granted to employees are classified as equity.
As discussed in Note 2(x), the Company estimates the fair value of the PSUs at each measurement date by using a Monte Carlo simulation. The key inputs used in the Monte Carlo simulation are stock price, expected share price volatility, expected life, risk-free interest rate, and vesting hurdles. The stock price is based on the closing price of the Company’s Class A common stock on Nasdaq as of the valuation date. The volatility input is estimated using the volatility of Company’s peer companies as well as the Company’s own implied volatility. The expected life of the PSUs is 30 years and all PSUs are assumed to be fully vested at the end of year 30. The risk-free interest rate is based on the Thirty-year Constant Maturity Treasury Rate. The vesting hurdles are set forth in the PSU agreement. The weighted average assumptions (weighted by relative grant date fair value) used in the Monte Carlo simulation to value PSUs granted during the periods presented are as follows:

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

	December 31, 2022	December 31, 2021
Stock price	$4.94	$6.13
Measurement period	30.00 years	30.00 years
Expected volatility	47.50%	47.50%
Risk-free rate	2.24%	1.89%
Vesting hurdle 1	$12.50	$12.50
Vesting hurdle 2	$15.00	$15.00
Vesting hurdle 3	$17.50	$17.50

PSU activities for the years ended December 31, 2022, 2021 and 2020 are summarized as follows (in thousands, except for per share data):

	Equity-classified PSUs - employee (1)
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (2)
Outstanding at December 31, 2019	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2020	—	$—
Granted	1,612	6.50
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2021	1,612	$6.50
Granted	125	4.94
Vested	—	—
Forfeited	(30)	6.51
Outstanding at December 31, 2022	1,707	$6.39	9.93 years
(1) Represents awards granted to employees and executives of the Company.
(2) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.
The aggregate fair value of PSUs outstanding as of December 31, 2022, based on the fair value at the reporting period end, was $5.1 million. None of the PSUs vested during the year ended December 31, 2022.

Stock-Based Compensation Expense
The following tables present the Company’s stock-based compensation expense by financial statement line item and by award type for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

	Years Ended December 31,
	2022	2021	2020
Cost of revenue	$1,275	$500	$57
Sales and marketing expense	2,934	865	113
General and administrative expense	4,012	1,169	273
Research and development expense	4,021	1,371	113
Total stock-based compensation	$12,242	$3,905	$556

	Years Ended December 31,
	2022	2021	2020
Equity-classified awards:
MIUs	$527	$556	$556
RSUs - employee	10,623	2,949	—
RSUs - nonemployee	34	12	—
PSUs - employee	1,058	388	—
Total equity-classified awards	12,242	3,905	556
Total stock-based compensation	$12,242	$3,905	$556

There were no income tax benefits recognized for the year ended December 31, 2022, related to tax deductions from RSU awards vesting in 2022. Due to the Company’s net operating loss, the related tax deductions result in deferred tax assets that are fully offset with a valuation allowance. None of the RSUs vested during the years ended December 31, 2021 and 2020, and, therefore, there were no income tax benefits recognized during those periods.
As of December 31, 2022, unrecognized stock-based compensation expense related to nonvested awards by award type and their expected weighted-average recognition periods are summarized in the following table (dollars in thousands):

	Unrecognized Stock-based Compensation Expense	Weighted-average Recognition Period (1)
Equity-classified awards:
MIUs	$999	2.00 years
RSUs - employee	29,309	2.90 years
RSUs - nonemployee	52	3.14 years
PSUs - employee	9,461	9.93 years
Total equity-classified awards	39,821
Total unrecognized stock-based compensation	$39,821
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

17.    Geographic Information
Disaggregation of Revenue

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
The following table disaggregates the Company’s revenue by geographic area for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
United States	$126,128	$111,836	$97,034
Americas (excluding United States)	3,856	2,808	1,870
Asia	5,921	4,450	3,509
Europe	120	137	132
Total revenue	$136,025	$119,231	$102,545

In addition, 99.5% of the Company’s revenue is denominated in U.S. dollars and 0.5% is denominated in foreign currencies.

Property and Equipment
The following table summarizes total property and equipment, net in the respective locations at December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022	December 31, 2021
United States	$1,291	$1,989
Americas (excluding United States)	309	367
Asia	1,018	654
Property and equipment, net	$2,618	$3,010

The geographical location of the Company’s customers affects the nature, amount, timing and uncertainty of revenue and cash flows due to the potential for unfavorable and uncertain regulatory, political, economic and tax conditions. These uncertainties can impact the amount of revenue recognized through price adjustments and uncertainty of cash flows that may arise due to local regulations.

18.    Income Taxes
The following table summarizes the components of pre-tax income (loss) as either domestic or foreign for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
United States	$(38,642)	$(104,028)	$(5,038)
Foreign	1,984	1,000	589
Total pre-tax loss	$(36,658)	$(103,028)	$(4,449)

The provision for income taxes charged to operations consisted of the following for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

	Years Ended December 31,
	2022	2021	2020
Current tax expense:
Federal	$—	$—	$(2)
State	58	47	8
Foreign	762	310	317
Total current tax expense	820	357	323
Deferred tax expense:
Federal	11	3	2
State	(13)	(186)	(124)
Foreign	(1)	(8)	(5)
Total deferred tax benefit	(3)	(191)	(127)
Provision for income taxes	$817	$166	$196

A reconciliation between the Company’s federal statutory tax rate and its effective tax rate for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Years Ended December 31,
	2022	2021	2020
Federal statutory tax rate	21.00%	21.00%	21.00%
State tax, net of federal benefit	6.71%	3.01%	3.93%
Meals and entertainment	(0.14)%	(0.11)%	(1.07)%
Global intangible low-taxed income inclusion	0.00%	(0.07)%	(2.41)%
Nondeductible stock-based compensation	(3.81)%	(0.11)%	(2.83)%
Nondeductible compensation	0.00%	(2.15)%	0.00%
Transaction costs	0.00%	(2.61)%	0.00%
Prior year provision to return true-up	13.46%	0.16%	(2.13)%
Change in valuation allowance	(38.50)%	(19.20)%	(18.90)%
Foreign tax differential and permanent items	(0.99)%	(0.07)%	(2.27)%
Other	0.01%	(0.01)%	(0.08)%
Effective tax rate	(2.26)%	(0.16)%	(4.76)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following at December 31, 2022 and 2021 (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforward	$33,370	$26,828
SPAC transaction	885	944
Compensation accruals	552	1,326
Share based compensation	1,313	807
Foreign tax credits	—	487
Bad debt reserve	365	319
Interest expense limitation	1,918	1,080
Lease liability	1,328	1,489
R&D expenditures capitalization	5,195	—
Other intangibles amortization	259	—
Other	630	398
Total deferred tax assets	45,815	33,678
Deferred tax liabilities:
Capitalized commissions	(2,636)	(2,346)
Right-of-use asset	(1,232)	(1,363)
Other intangibles amortization	—	(2,447)
Other	(465)	(274)
Total deferred tax liabilities	(4,333)	(6,430)
Net deferred tax assets before valuation allowance	41,482	27,248
Valuation allowance	(41,481)	(27,250)
Net deferred tax assets (liabilities)	$1	$(2)

At December 31, 2022, the Company had available federal and combined state net operating loss (“NOL”) carryforwards which may offset future taxable income of $121.7 million and $127.3 million, respectively. $23.6 million of the federal NOLs are scheduled to expire between 2027 and 2035, while the remaining federal NOLs of $98.1 million do not expire. $104.0 million of the state NOLs are scheduled to expire between 2025 and 2042, while the remaining state NOLs of $23.3 million do not expire. There were insufficient federal and state deferred tax liabilities to offset the federal and state deferred tax assets at December 31, 2022 and 2021; therefore, based on this and other available evidence, management believes it is more likely than not that the net federal and state deferred tax assets of LiveVox will not be fully realized and has recorded valuation allowances in the amounts of $41.5 million and $27.3 million as of December 31, 2022 and 2021, respectively.
Past ownership changes and other equity transactions have triggered Section 382 and 383 provisions of the Internal Revenue Code, resulting in certain annual limitations on the utilization of existing federal and state NOLs and credits. Such provisions may limit the potential future tax benefit to be realized by the Company from its accumulated NOLs and tax credit carryforwards.
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
On August 16, 2022, the President signed into law the Inflation Reduction Act of 2022 which contained provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks, both of which we expect to be immaterial to our financial results, financial position and cash flows.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, India and Colombia. The tax returns are subject to statutes of limitations that vary by jurisdiction. At December 31, 2022, the Company remains subject to U.S. and certain state income tax examinations for tax years 2019 through 2022, and in certain other states for tax years 2018

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
through 2022. However, due to the Company’s NOL carryforwards in various jurisdictions, tax authorities have the ability to adjust carryforwards related to closed years.

19.    Retirement Benefit Plan
The Company amended its existing 401(k) plan (the “Plan”) effective on July 1, 2018. The amended Plan covers eligible employees immediately upon employment with the Company. Participants may contribute up to a maximum percentage of their annual compensation to the Plan as determined by the Company limited to the maximum annual amount set by the Internal Revenue Service. The Plan provides for traditional tax-deferred and Roth 401(k) contribution options. Prior to the Plan amendment, the Company did not provide a matching contribution. The Company began matching fifty percent of the employee contribution up to a maximum of $200 per pay period, limited to $4,800 annually, upon adoption of the Plan. One hundred percent of the employer match vests immediately. Effective January 1, 2022, the Company removed the maximum $200 per pay period matching contribution limitation, and began matching fifty percent of the employee contribution up to a maximum of $4,800 per plan year. The Company made matching contributions totaling $1.3 million, $1.1 million and $0.8 million during the years ended December 31, 2022, 2021 and 2020, respectively.

20.    Fair Value Measurement
The following table sets forth the fair value of the Company’s assets and liabilities at December 31, 2022 (dollars in thousands):

	Level 1	Level 2	Level 3	Totals
Cash and cash equivalents	$20,742	$—	$—	$20,742
Marketable securities—available for sale debt securities	—	48,182	—	48,182
Total assets	$20,742	$48,182	$—	$68,924

Term loan	$—	$54,567	$—	$54,567
Finance lease obligations	—	11	—	11
Warrant liability—Forward Purchase Warrants	—	—	633	633
Total liabilities	$—	$54,578	$633	$55,211

The following table sets forth the fair value of the Company’s assets and liabilities at December 31, 2021 (dollars in thousands):

	Level 1	Level 2	Level 3	Totals
Cash and cash equivalents	$47,217	$—	$—	$47,217
Restricted cash	100	—	—	100
Marketable securities—available for sale debt securities	—	49,374	—	49,374
Total assets	$47,317	$49,374	$—	$96,691

Term loan	$—	$55,020	$—	$55,020
Finance lease obligations	—	37	—	37
Warrant liability—Forward Purchase Warrants	—	—	767	767
Total liabilities	$—	$55,057	$767	$55,824

Level 1 and Level 2 of the Fair Value Hierarchy
As of December 31, 2022 and 2021, the carrying amounts of the Company’s cash, cash equivalents and restricted cash approximate their fair values due to their short maturities and have been classified as Level 1 of the fair value hierarchy. The fair value of the term loan and finance lease obligations approximates their carrying value. The fair value is determined based on

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
observable inputs on the price of the term loan in the market and has been classified as Level 2 of the fair value hierarchy. The fair value of the Company’s AFS debt securities is determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers and has been classified as Level 2 of the fair value hierarchy. Refer to Note 5 for additional information regarding the fair value of the Company’s marketable securities.

Level 3 of the Fair Value Hierarchy
The Company’s liability related to the Forward Purchase Warrants is measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. There were no other assets or liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021.
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
The following table provides quantitative information regarding assumptions used in the Black Scholes option-pricing model to determine the fair value of the Forward Purchase Warrants:

	December 31, 2022	December 31, 2021
Stock price	$2.97	$5.15
Exercise price	$11.50	$11.50
Contractual term	3.50 years	4.50 years
Expected volatility	77.50%	47.50%
Risk-free rate	4.20%	1.20%
Dividend yield	0.00%	0.00%

Changes in the Level 3 Fair Value Measurement
The changes in fair value of the Level 3 liabilities are as follows (dollars in thousands):

	December 31, 2022	December 31, 2021
Balance, beginning of period	$767	$286
VCIP/OBIP payments	—	(286)
Closing-date fair value of warrant liability	—	2,008
Changes in fair value of warrant liability	(134)	(1,241)
Balance, end of period	$633	$767

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
During the year ended December 31, 2022, the gain recognized due to decrease in the fair value of warrant liability was $0.1 million, and was recorded within other expense, net in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2021, the gain recognized due to decrease in the fair value of warrant liability was $1.2 million. There were no gains or losses recognized due to change in the fair value during the year ended December 31, 2020.

21.    Basic and Diluted Loss Per Share
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
The computation of loss per share and weighted average shares of the Company’s common stock outstanding for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands, except per share data):

	Years Ended December 31,
	2022	2021	2020
Numerator:
Loss attributable to common stockholders—basic and diluted	$(37,475)	$(103,194)	$(4,645)
Denominator:
Weighted average shares outstanding—basic and diluted	92,003	79,964	66,637
Loss per share:
Basic and diluted	$(0.41)	$(1.29)	$(0.07)

The following outstanding common stock equivalents were either considered antidilutive or were contingently issuable upon the resolution of their contingencies, and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	2020
Earn-Out Shares (1)	5,000	5,000	—
Lock-Up Shares (2)	2,544	2,544	—
Finders Agreement Shares (3)	1,644	1,644	—
Warrants to purchase common stock	13,333	13,333	—
Shares withheld to cover employees’ withholding taxes upon vesting of RSUs	385	—	—
Unvested RSUs	8,129	4,981	—
Unvested PSUs	1,707	1,612	—
Total	32,742	29,114	—

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
(1) As additional consideration payable to the LiveVox Stockholder, the Company issued 5,000,000 shares of Class A common stock (the “Earn-Out Shares”) held in an escrow account to be released only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021. No contingent consideration shares were issued or released during the years ended December 31, 2022, 2021 and 2020.
(2) Represents 2,543,750 shares of converted Class A common stock held by the SPAC sponsor and certain independent directors (the “Lock-Up Shares”) immediately following the closing, which were placed in an escrow account to be subject to release only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021. No contingent consideration shares were issued or released during the years ended December 31, 2022, 2021 and 2020.
(3) Represents 1,643,750 shares of Class A common stock (the “Finders Agreement Shares”) to be issued only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021, pursuant to the terms of the Finders Agreement. No contingent consideration shares were issued during the years ended December 31, 2022, 2021 and 2020.

22.    Commitments and Contingencies
Commitments
As of December 31, 2022 and 2021, $54.9 million and $55.5 million of the term loan principal was outstanding, respectively. The term loan is due December 31, 2025. See Note 10 for more information.

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

Indemnification Agreements
The Company has entered into indemnification agreements with its directors, officers and certain employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. As of December 31, 2022 and 2021, there were no claims that the Company is aware of that could have a material effect on its consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

Litigation and Claims
From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, investigations, and litigation. As of the date of issuance of these consolidated financial statements, the Company is not a party to any claims that would have a material adverse effect on its business operations or financial position.

23.    Restructuring
2022 Restructuring Plan
On August 1, 2022, the Company initiated a restructuring plan (the “2022 Restructuring Plan”), following a review of the Company’s business, operating expenses and the macroeconomic environment. The purpose of the 2022 Restructuring Plan is to reduce the Company’s cost structure and improve its operational efficiency.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
The 2022 Restructuring Plan included a reduction of approximately 3% of the Company’s global workforce. The restructuring charges incurred as a result of the 2022 Restructuring Plan consist primarily of employee severance and termination benefits. The 2022 Restructuring Plan has been completed in October 2022.
The following table summarizes the restructuring charges for the year ended December 31, 2022 by major type of cost associated with the implementation of the 2022 Restructuring Plan and by financial statement line item (dollars in thousands):

	Employee severance and termination benefits	Total
Cost of revenue	$400	$400
Sales and marketing expense	147	147
General and administrative expense	—	—
Research and development expense	5	5
Total restructuring charges	$552	$552

The following table summarizes the changes in the liability for restructuring charges related to the 2022 Restructuring Plan (dollars in thousands):

	Employee severance and termination benefits	Total
Liability as of December 31, 2021	$—	$—
Charges	552	552
Cash payments	(552)	(552)
Non-cash and other adjustments	—	—
Liability as of December 31, 2022	$—	$—

Total amount incurred in connection with the 2022 Restructuring Plan	$552	$552

24.    Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

2023 Restructuring Plan
On January 13, 2023, the Company authorized a new restructuring plan (the “2023 Restructuring Plan”). Management, with the oversight and guidance of the Company’s board of directors, determined to implement the 2023 Restructuring Plan following a review of the Company’s business, operating expenses and the macroeconomic environment. The 2023 Restructuring Plan is intended to reduce the Company’s cost structure and improve its operational efficiency.
The 2023 Restructuring Plan includes a reduction of approximately 96 employees, comprising approximately 16% of the Company’s global workforce. In connection with the 2023 Restructuring Plan, the Company estimates that it will record an aggregate restructuring charge in the first quarter of 2023 related to employee severance and termination benefits of $2.9 million. Cash expenditures total $3.3 million which includes payment of unused paid time off of $0.4 million for the affected employees through their termination date.
Each affected employee’s eligibility for the severance benefits is contingent upon such employee’s execution (and non - revocation) of a separation agreement, which includes a general release of claims against the Company. The Company expects payments relating to the 2023 Restructuring Plan to be completed by the end of the first quarter of 2023.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements
The estimates of the charges and expenditures that the Company expects to incur in connection with the 2023 Restructuring Plan, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the 2023 Restructuring Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

LiveVox Holdings, Inc.

Date: March 2, 2023	By:	/s/ John DiLullo

John DiLullo
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 2, 2023	By:	/s/ Gregg Clevenger

Gregg Clevenger
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 2, 2023	By:	/s/ John DiLullo

John DiLullo
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 2, 2023	By:	/s/ Gregg Clevenger

Gregg Clevenger
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 2, 2023	By:	/s/ Robert Beyer

Robert Beyer
Director

Date: March 2, 2023	By:	/s/ Stewart Bloom

Stewart Bloom
Director

Date: March 2, 2023	By:	/s/ Leslie C.G. Campbell

Leslie C.G. Campbell
Director

Date: March 2, 2023	By:	/s/ Doug Ceto

Doug Ceto
Director

Date: March 2, 2023	By:	/s/ Rishi Chandna

Rishi Chandna
Director

Date: March 2, 2023	By:	/s/ Susan Morisato

Susan Morisato
Director

Date: March 2, 2023	By:	/s/ Bernhard Nann

Bernhard Nann
Director

Date: March 2, 2023	By:	/s/ Kathleen Pai

Kathleen Pai
Director

Date: March 2, 2023	By:	/s/ Marcello Pantuliano

Marcello Pantuliano
Director

Date: March 2, 2023	By:	/s/ Todd Purdy

Todd Purdy
Director

Date: March 2, 2023	By:	/s/ Louis Summe

Louis Summe
Director