Form 10-Q
period 2023-03-31
LiveVox Holdings, Inc.
filed 2023-05-09
CIK 1723648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
As of May 4, 2023, the registrant had 92,938,649 shares of Class A common stock, par value $0.0001 per share, issued and outstanding (100,482,399 shares of common stock, less 7,543,750 shares held in escrow).

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
•the Company's reliance on third-party telecommunications and internet service providers to provide its products and for other aspects of its business;
•the outcome of any legal proceedings that may be instituted against the Company;
•reliance on information systems and the ability to properly maintain the confidentiality and integrity of data;
•the occurrence of cyber incidents or a deficiency in cybersecurity protocols; and
•the ability to obtain third-party software licenses for use in or with the Company’s products.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other risk factors included in our filings with the SEC, including our Annual Report on Form 10-K filed with the SEC on March 2, 2023. Forward-looking statements reflect current views about LiveVox’s plans, strategies and prospects, which are based on information available as of the date of this Quarterly Report. Except to the extent required by applicable law, LiveVox undertakes no obligation (and expressly disclaims any such obligation) to update or revise the forward-looking statements whether as a result of new information, future events or otherwise.
ii

PART I—FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
LIVEVOX HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,266	$20,742
Marketable securities—available for sale debt securities, current (amortized cost of $44,702 and $49,593 as of March 31, 2023 and December 31, 2022, respectively)	43,718	48,182
Accounts receivable, net of allowance of credit losses of $1,868 and $1,459 as of March 31, 2023 and December 31, 2022, respectively	21,000	21,447
Deferred sales commissions, current	3,375	3,171
Prepaid expenses and other current assets	5,966	5,211
Total current assets	93,325	98,753
Property and equipment, net	2,405	2,618
Goodwill	47,481	47,481
Intangible assets, net	15,854	16,655
Operating lease right-of-use assets	4,069	4,920
Deposits and other	320	371
Deferred sales commissions, net of current	7,728	7,356
Deferred tax asset, net	23	1
Total assets	$171,205	$178,155

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,892	$5,987
Accrued expenses	11,296	12,399
Deferred revenue, current	1,456	1,318
Term loan, current	1,122	982
Operating lease liabilities, current	1,500	1,655
Finance lease liabilities, current	5	11
Total current liabilities	21,271	22,352
Line of credit	320	—
Deferred revenue, net of current	395	338
Term loan, net of current	53,041	53,585
Operating lease liabilities, net of current	3,416	3,649
Warrant liability	566	633
Other long-term liabilities	363	363
Total liabilities	79,372	80,920

Commitments and contingencies (Note 9 and 21)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000 shares authorized and none issued and outstanding as of March 31, 2023 and December 31, 2022.	—	—

Common stock, $0.0001 par value per share; 500,000 shares authorized and 92,937 shares issued and outstanding as of March 31, 2023; 500,000 shares authorized and 92,729 shares issued and outstanding as of December 31, 2022.	9	9
Additional paid-in capital	267,493	264,919
Accumulated other comprehensive loss	(1,703)	(2,196)
Accumulated deficit	(173,966)	(165,497)
Total stockholders’ equity	91,833	97,235
Total liabilities & stockholders’ equity	$171,205	$178,155

The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited) (In thousands, except per share data)

	For the three months ended March 31,
	2023	2022
Revenue	$36,866	$32,093
Cost of revenue	13,262	13,632
Gross profit	23,604	18,461
Operating expenses
Sales and marketing expense	13,480	14,652
General and administrative expense	9,171	7,468
Research and development expense	7,983	8,490
Total operating expenses	30,634	30,610
Loss from operations	(7,030)	(12,149)
Interest expense, net	1,096	750
Change in the fair value of warrant liability	(67)	(392)
Other income, net	(70)	(64)
Total other expense, net	959	294
Pre-tax loss	(7,989)	(12,443)
Provision for income taxes	480	544
Net loss	$(8,469)	$(12,987)
Comprehensive loss
Net loss	$(8,469)	$(12,987)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	66	(49)
Net unrealized gain (loss) on marketable securities	427	(888)
Total other comprehensive income (loss), net of tax	493	(937)
Comprehensive loss	$(7,976)	$(13,924)
Net loss per share
Net loss per share—basic and diluted	$(0.09)	$(0.14)
Weighted average shares outstanding—basic and diluted	92,842	91,478
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited) (In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2021	90,697	$9	$253,468	$(477)	$(128,022)	$124,978
Foreign currency translation adjustment	—	—	—	(49)	—	(49)
Net unrealized loss on marketable securities	—	—	—	(888)	—	(888)
Stock-based compensation	—	—	2,479	—	—	2,479
Net loss	—	—	—	—	(12,987)	(12,987)
Balance at March 31, 2022	90,697	$9	$255,947	$(1,414)	$(141,009)	$113,533

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2022	92,729	$9	$264,919	$(2,196)	$(165,497)	$97,235
Gross issuance of shares upon vesting of stock-based awards	316	—	—	—	—	—
Shares withheld to cover withholding taxes for stock-based awards	(108)	—	(294)	—	—	(294)
Net transfer from LiveVox TopCo	—	—	219	—	—	219
Foreign currency translation adjustment	—	—	—	66	—	66
Net unrealized gain on marketable securities	—	—	—	427	—	427
Stock-based compensation	—	—	2,649	—	—	2,649
Net loss	—	—	—	—	(8,469)	(8,469)
Balance at March 31, 2023	92,937	$9	$267,493	$(1,703)	$(173,966)	$91,833
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	For the three months ended March 31,
	2023	2022
Operating activities:
Net loss	$(8,469)	$(12,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	243	274
Amortization of identified intangible assets	800	1,073
Amortization of deferred loan origination costs	36	27
Amortization of deferred sales commissions	845	740
Non-cash lease expense	349	453
Stock-based compensation expense	2,649	2,479
Credit loss expense	413	33
Loss on disposition or impairment of asset	509	—
Deferred income tax benefit	(22)	(78)
Net realized loss on sale of marketable securities	50	10
Amortization of premium paid on marketable securities	46	131
Change in the fair value of the warrant liability	(67)	(392)
Changes in assets and liabilities
Accounts receivable	34	655
Other assets	(702)	(19)
Deferred sales commissions	(1,420)	(695)
Accounts payable	(95)	(2,134)
Accrued expenses	(662)	(3,716)
Deferred revenue	195	(16)
Operating lease liabilities	(389)	(464)
Net cash used in operating activities	(5,657)	(14,626)
Investing activities:
Purchases of property and equipment	(9)	(536)
Purchases of marketable securities	(8,600)	(1,477)
Proceeds from sale of marketable securities	7,604	1,515
Proceeds from maturities and principal paydowns of marketable securities	5,791	242
Net cash provided by (used in) investing activities	4,786	(256)
Financing activities:
Repayments on loan payable	(140)	(140)
Proceeds from drawdown on line of credit	320	—
Debt issuance costs	(299)	—
Repayments on finance lease obligations	(7)	(6)
Payments of employees’ withholding taxes on net share settlement of share-based awards	(294)	—
Principal payments under the structured payable arrangement	(441)	—
Net transfer from LiveVox TopCo	219	—
Net cash used in financing activities	(642)	(146)
Effect of foreign currency translation	37	(97)
Net decrease in cash, cash equivalents and restricted cash	(1,476)	(15,125)
Cash, cash equivalents, and restricted cash beginning of period	20,742	47,317
Cash, cash equivalents, and restricted cash end of period	$19,266	$32,192

	For the three months ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Interest paid	$1,300	$801
Income taxes paid	47	56
Supplemental schedule of noncash investing activities:
Net unrealized loss (gain) on marketable securities	$(427)	$888

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets (dollars in thousands):

	As of March 31,
	2023	2022
Cash and cash equivalents	$19,266	$32,092
Restricted cash, current	—	100
Total cash, cash equivalents and restricted cash	$19,266	$32,192
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
LiveVox, Inc. was a direct, wholly owned subsidiary of Old LiveVox prior to the Merger and is a wholly owned subsidiary of the Company after the Merger. LiveVox, Inc. was first incorporated in Delaware in 1998 under the name “Tools for Health” and in 2005 changed its name to “LiveVox, Inc.” On March 21, 2014, LiveVox, Inc. and its subsidiaries were acquired by Old LiveVox. The principal United States operations of the Company are located in San Francisco, California. The Company has five main operating subsidiaries: LiveVox, Inc., which is wholly owned and incorporated in Delaware, LiveVox Colombia SAS which is wholly owned with an office located in Medellin, Colombia, LiveVox Solutions Private Ltd with an office located in Bangalore, India, Speech IQ, LLC which is wholly owned and organized in Ohio, and Engage Holdings, LLC (d/b/a BusinessPhone.com) (“BusinessPhone.com”) which is wholly owned and organized in Ohio. Additionally, the Company has a wholly owned subsidiary, LiveVox International, Inc., that is incorporated in Delaware. LiveVox, Inc. and LiveVox International, Inc. own 99.99% and 0.01%, respectively, of LiveVox Solutions Private Ltd.

2.    Summary of Significant Accounting Policies

a)    Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations or if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the SEC on March 2, 2023. The information as of December 31, 2022 included in the consolidated balance sheets was derived from those audited consolidated financial statements.
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany transactions and balances have been

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
eliminated in consolidation. Results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results to be expected for the full annual periods.
b)    Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial position and results of operations, requiring adjustment to these balances in future periods. Significant items subject to such estimates and assumptions include, but are not limited to, the determination of the useful lives of long-lived assets, period of benefit of deferred sales commissions, allowances for credit losses, fair value of marketable securities, fair value of goodwill and long-lived assets, fair value of incentive awards, fair value of warrants, establishing standalone selling price, valuation of deferred tax assets, income tax uncertainties and other contingencies, including the Company’s ability to exercise its right to repurchase incentive options from terminated employees.
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
•Available-for-sale (“AFS”) debt securities, which are all classified as short-term securities to fund current operations and may be liquidated at the Company’s discretion if the need arises. The Company held AFS debt securities of $43.7 million and $48.2 million as of March 31, 2023 and December 31, 2022, respectively. See Note 4 for more information;
•The term loan and revolving credit facility that the Company entered into with PNC Bank on November 7, 2016 (as amended, the “Credit Facility”), which has been amended several times. On March 31, 2023, the Company entered into the Eighth Amendment to the Credit Facility (the “Eighth Amendment”). As of the Eighth Amendment effective date, the term loan commitment is $54.9 million, the revolver commitment is $5.0 million and the letter of credit sublimit is $1.5 million. See Note 9 and 10 for more information.
The Company’s primary use of cash is for operating and administrative activities including employee-related expenses, and general, operating and overhead expenses. Future capital requirements will depend on many factors, including the Company’s customer growth rate, customer retention, timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of the Company’s services, effective integration of acquisition activities, if any, and maintaining the Company’s bank credit facility. Additionally, the duration and extent of the impact from the current macroeconomic and geopolitical conditions continues to depend on future developments that cannot be accurately predicted at this time, such as tight labor market, inflationary pressures, rising interest rates, volatility in foreign exchange rates, supply chain constraints, recessionary fears and the specific impact of these and other factors on LiveVox’s business, employees, customers and partners. While those factors have caused operational difficulties, and may continue to create challenges for the Company’s performance, they have not, thus far, had a substantial net impact on the Company’s liquidity position.
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
h)    Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company limits its credit risk associated with the cash and cash equivalents by placing investments with banks it believes are highly creditworthy. The Company has exposure to credit risk to the extent cash balances exceed amounts covered by Federal deposit insurance. At March 31, 2023 and December 31, 2022, the Company had no cash equivalents or restricted cash. Cash consists of bank deposits.
i)    Marketable Securities
The Company invests in various marketable securities. As of March 31, 2023 and December 31, 2022, the Company designated all of these marketable securities as debt securities and classified them as available-for-sale (“AFS”). No debt securities were classified as held-to-maturity (“HTM”) or trading. Debt securities are classified as current or non-current, based on maturities and the Company’s expectations of sales and redemptions in the next 12 months. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date.
Debt securities classified as AFS are reported at fair value with unrealized gains and losses, net of income taxes, as a separate component of stockholders’ equity (accumulated other comprehensive loss) in the consolidated balance sheets until the securities are sold or the unrealized losses are related to credit losses. Gains and losses on sales of AFS debt securities are recorded on the trade date in other income (expense), net, in the consolidated statements of operations and comprehensive loss. The cost of AFS debt securities sold or the amount reclassified out of accumulated other comprehensive loss into earnings is determined using the specific identification method.
At each reporting date, the Company evaluates the amortized cost of AFS debt securities compared to their fair value to determine whether an AFS debt security is impaired. The Company first assesses whether it intends to sell the security or whether it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through other income (expense), net, in the consolidated statements of operations and comprehensive loss. If neither of these criteria is met, the Company evaluates whether the decline in fair value below amortized cost basis has resulted from credit losses or other factors. In making

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
this assessment, the Company considers factors such as the extent to which fair value is less than amortized cost basis, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security. Credit related unrealized losses are recognized as an allowance for credit losses in the consolidated balance sheets with a corresponding charge in other income (expense), net, in the consolidated statements of operations and comprehensive loss. Non-credit related unrealized losses are recorded in other comprehensive income (loss), as applicable, net of applicable taxes.
On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all subsequent updates (collectively, the “ASC 326”) and applied to its AFS debt securities. Please refer to Note 2(aa) for more information about ASC 326. See Note 4 for additional information relating to the Company’s marketable securities.
In connection with the adoption of new standards, the Company elected to exclude accrued interest from both the fair value and the amortized cost basis of AFS debt securities and present it within prepaid expenses and other current assets in the Company’s consolidated balance sheets. The Company elected not to measure an allowance for credit losses for accrued interest receivable. As such, accrued interest receivable is written off in a timely manner when deemed uncollectible, by reversing previously recognized interest income.
j)    Accounts Receivable
Trade accounts receivable are stated net of any write-offs and the allowance for credit losses, at the amount the Company expects to collect. The Company performs ongoing credit evaluations of its customers and generally does not require collateral unless a customer has previously defaulted. The Company maintains an allowance for credit losses, which represents the best estimate of lifetime expected credit losses against the existing accounts receivable, inclusive of unbilled receivables, based on certain factors including the age of the receivable balance, historical write-off experience, past collection experience with the customer, credit quality of the customer, current economic conditions, and reasonable and supportable forecasts of future economic conditions. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Accounts receivable are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. Recoveries of accounts receivable previously written off are recorded as income when received.
The allowance for credit losses activity for the three months ended March 31, 2023 and 2022 are as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$1,459	$1,282
Credit loss expense	413	33
Accounts receivable write-offs	(4)	(18)
Accounts receivable recoveries	—	88
Balance, end of period	$1,868	$1,385

On January 1, 2023, the Company applied ASC 326 to its trade accounts receivable. The Company determined that the allowance for credit losses as of December 31, 2022 recorded under the accounting standards in effect during that period is sufficient and that no additional allowance for credit losses on its trade accounts receivable is required upon adoption of ASC 326. Please refer to Note 2(aa) for more information about ASC 326.
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
In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine if it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount, including goodwill, or bypass the qualitative assessment and proceed directly to the quantitative impairment test in accordance with Accounting Standards Codification (“ASC”) 350-20-35, as amended by ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to determine if the fair value of the reporting unit exceeds its carrying amount. If the fair value is determined to be less than the carrying value, an impairment charge is recorded for the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.
During the three months ended March 31, 2023 and 2022, no triggering events have occurred that would require an impairment review of goodwill outside of the required annual impairment review, and therefore, no impairment charges were recorded during those periods. Refer to Note 6 for more information.
n)    Impairment of Long-Lived Assets
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value. No impairment losses were recognized during the three months ended March 31, 2023 and 2022.
o)    Amounts Due to Related Parties
In the ordinary course of business, the Company has and expects to continue to have transactions with its stockholders and affiliates. Refer to Note 11 for more information.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
p)    Concentration of Risk
Concentration of Credit and Customer Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Risks associated with cash and cash equivalents and marketable securities are mitigated using what the Company considers creditworthy institutions. The Company performs ongoing credit evaluations of its customers’ financial condition. Substantially all of the Company’s assets are in the United States.
As of March 31, 2023 and December 31, 2022, no single issuer represented more than 10% of the Company’s marketable securities.
The Company’s customers are primarily in the receivables management, tele-sales and customer care industries. During the three months ended March 31, 2023 and 2022, substantially all the Company’s revenue was generated in the United States. For the three months ended March 31, 2023 and 2022, no single customer represented more than 10% of the Company’s revenue. As of March 31, 2023 and December 31, 2022, no single customer represented more than 10% of the Company’s accounts receivable.
Concentration of Supplier Risk
The Company relies on third parties for telecommunication, bandwidth, and co-location services that are included in cost of revenue.
As of March 31, 2023, two vendors accounted for approximately 34% of the Company’s accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at March 31, 2023. At December 31, 2022, one vendor accounted for approximately 38% of the Company’s accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at December 31, 2022. The Company believes there could be a material impact on future operating results should a relationship with an existing significant supplier cease.
q)    Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers.
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
Professional services for configuration, system integration, optimization or education are billed on a fixed-price or time and material basis and are performed by the Company directly or, alternatively, customers may also choose to perform these services themselves or engage their own third-party service providers. Professional services revenue, which represents approximately 3% of revenue, is recognized over time as the services are rendered.
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
r)    Costs to Obtain Customer Contracts (Deferred Sales Commissions)
Sales commissions are paid for initial contracts and expansions of existing customer contracts. Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which the Company has estimated to be five years. The Company determined the period of benefit by taking into consideration the length of the Company’s customer contracts, the customer attrition rate, the life of the technology provided and other factors. Amortization expense is recorded in sales and marketing expense within the Company’s consolidated statements of operations and comprehensive loss. Amortization expense for the three months ended March 31, 2023 and 2022 was approximately $0.8 million and $0.7 million, respectively. No impairment losses were recognized during the three months ended March 31, 2023 and 2022.
s)    Advertising
The Company expenses non-direct response advertising costs as they are incurred. There were no advertising costs capitalized during the three months ended March 31, 2023 and 2022. For the three months ended March 31, 2023 and 2022, advertising expense was approximately $0.6 million and $0.6 million, respectively. Advertising expense is included under sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.
t)    Research and Development Costs

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
Research and development costs not related to the development of internal use software are charged to operations as incurred. Research and development expenses primarily include payroll and employee benefits, consulting services, travel, and software and support costs.
u)    Software Development Costs
The Company capitalizes costs of materials, consultants, payroll, and payroll-related costs of employees incurred in developing internal-use software after certain capitalization criteria are met and includes these costs in the computer software. Refer to Note 5 for additional information. Software development costs are expensed as incurred until preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. To date, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations and comprehensive loss. There were no capitalized software development costs related to internal-use software during the three months ended March 31, 2023 and 2022.
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
date, subject to the grantee’s continued employment with the Company on the applicable vesting date. Vesting of the MIUs will accelerate upon consummation of a “sale of the company”, which is defined by the LiveVox TopCo limited liability company agreement.
The Company measures stock-based compensation expense for MIUs based on the grant date fair value of the award estimated by using a Monte Carlo simulation. Monte Carlo simulation is a widely accepted approach for financial instruments with path dependencies. The Company records stock-based compensation expense for the issued and outstanding MIUs based on the service condition on a straight-line basis over the requisite service period of five years, reduced for actual forfeited MIUs.
Please see Note 15 for further detail about stock-based compensation expenses related to MIUs under the Management Incentive Unit program.
2021 Equity Incentive Plan
On June 16, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective upon the closing of the Merger on June 18, 2021. As of March 31, 2023, the number of shares reserved for issuance is 19,695,679. The Company grants Restricted Stock Units (“RSUs”) and Performance-based Restricted Stock Units (“PSUs”) awards to employees, executives, directors, and eligible consultants of the Company.
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
Payment of the underlying shares in connection with the vesting of employee RSUs and PSUs generally triggers a tax obligation for the employee, which is required to be remitted to the relevant tax authorities. The Company withholds otherwise deliverable RSU or PSU shares having a fair value at the vest date equal to the maximum statutory withholding tax amount and remits the remaining RSU or PSU shares to the employee recipients. Any cash received and paid to meet an employees’ statutory withholding tax requirement is reflected as a financing activity within the consolidated statements of cash flows. During the three months ended March 31, 2023, the Company withheld 107,733 shares to cover employee recipients’ withholding tax obligations.
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
Please see Note 15 for further detail about stock-based compensation expenses related to RSUs and PSUs under the 2021 Plan.
x)    Acquisitions
The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
z)    Restructuring Charges
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
Non-lease contract termination costs and other costs associated with restructuring activities are recorded in accordance with ASC 420.
Please see Note 22 for a full description of the Company’s restructuring actions.
aa)    Recently Adopted Accounting Pronouncements
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The Company adopted the following new accounting pronouncements during the three months ended March 31, 2023:

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) and Codification Improvement Amendments
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, which changes the impairment model for most financial assets, which includes the Company’s accounts receivable and other financial instruments. The new standard replaces the existing incurred loss impairment model with a current expected credit loss impairment model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to AFS debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments—Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, which permits an entity, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets measured at amortized cost basis. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which changes the effective dates for Topic 326 to give implementation relief to certain types of entities. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which includes various narrow-scope improvements and clarifications. In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments, which clarifies and improves certain financial instruments guidance. In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the recognition and measurement guidance for a troubled debt restructuring for creditors that have adopted ASU No. 2016-13 and also requires public business entities to present current-period gross write-offs (on a current year-to-date basis for interim-period disclosures) by year of origination in their vintage disclosures. ASU 2016-13 and codification improvement amendments to ASC 2016-13 are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. The Company adopted these new standards effective January 1, 2023 on a modified retrospective basis, and the adoption did not result in a material cumulative-effect adjustment in its consolidated financial statements. Please refer to Note 2(i) and Note 2(j) for additional information relating to the Company’s application of new standards to its marketable securities and accounts receivable, respectively.
ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50)
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about their obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance is effective for all entities for fiscal years beginning after December 15, 2022, including interim periods in those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this standard effective January 1, 2023 utilizing a retrospective method of transition, except for the rollforward requirement which the Company applied prospectively. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures. See Note 7 for further information on the Company's supplier finance program.
bb)    Recently Issued Accounting Pronouncements
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements and plans to adopt this standard effective January 1, 2024.

3.    Revenue
Contract Balance
The following table provides information about accounts receivable, net, and contract liabilities from contracts with customers. The Company did not have any contract assets as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable, net	$21,000	$21,447
Contract liabilities, current (deferred revenue)	1,456	1,318
Contract liabilities, non-current (deferred revenue)	395	338

Changes in the contract liabilities balances are as follows (dollars in thousands):

	March 31, 2023	December 31, 2022	$ Change
Contract liabilities (deferred revenue)	$1,851	$1,656	$195

The increase in deferred revenue was due to billings in advance of performance obligations being satisfied, net of revenue recognized for services rendered during the period. Revenue of $0.8 million and $0.5 million was recognized during the three months ended March 31, 2023 and 2022 which was included in the deferred revenue balance at the beginning of the period.

Remaining Performance Obligations
Remaining performance obligations represent the contracted minimum usage commitments and do not include an estimate of additional usage in excess of contractual minimum commitments. The Company’s contract terms typically range from one to three years. Revenue as of March 31, 2023 that has not yet been recognized was approximately $167.9 million, of which $90.1 million and $77.8 million is expected to be recognized as revenue within one year and beyond one year, respectively. As of March 31, 2023, the Company expects to recognize revenue on the remaining performance obligations over the next 51 months.
4.    Marketable Securities
As of March 31, 2023 and December 31, 2022, the Company designated all marketable securities as debt securities and classified them as AFS. There were no transfers of debt securities among AFS, HTM and trading categories during the three months ended March 31, 2023 and 2022.
The following table presents the amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS debt securities at March 31, 2023 aggregated by major security type (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. corporate securities	$34,169	$18	$(785)	$33,402
U.S. government securities	2,442	21	—	2,463
Asset-backed securities	7,343	16	(226)	7,133
Other debt securities	748	—	(28)	720
Total available for sale securities	44,702	55	(1,039)	43,718
Total debt securities	$44,702	$55	$(1,039)	$43,718

The following table presents the amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS debt securities at December 31, 2022 aggregated by major security type (dollars in thousands):

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

Maturity Analysis
The following table presents the amortized cost and fair value of the Company’s AFS debt securities by contractual maturities at March 31, 2023 (dollars in thousands):

As of March 31, 2023	Amortized Cost	Fair Value
Due in one year or less	$18,898	$18,399
Due after one year through five years	25,804	25,319
Total available for sale securities	44,702	43,718
Total debt securities	$44,702	$43,718

Sales of Marketable Securities
Proceeds from sale of AFS debt securities and the associated gains and losses realized in earnings during the three months ended March 31, 2023 and 2022 are listed below (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Proceeds from sale of available for sale debt securities	$7,604	$1,515

Gross realized gain	$—	$—
Gross realized loss	(50)	(10)
Net realized loss on sale of available for sale debt securities	$(50)	$(10)

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses
At March 31, 2023, the Company reviewed 67 individual AFS debt securities in unrealized loss positions and determined that it does not intend to sell these securities and it is not more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. The Company concluded that the unrealized losses identified as of March 31, 2023 are due to short term interest rate fluctuations, and not credit losses. Further, the Company noted that the present value of future cash flows discounted using the effective interest rate at the date the security was acquired was equal to or greater than the book value of the security, which further supports the conclusion that there is no credit loss. As such, the Company determined no credit loss existed and did not record an allowance for credit losses for its AFS debt securities at March 31, 2023. The Company will continue to monitor its AFS debt securities on a quarterly basis to assess whether there have been any additional indicators of credit losses.
The following table presents the fair value and unrealized losses of the Company’s AFS debt securities that are in unrealized loss positions and for which an allowance for credit losses has not been recorded at March 31, 2023 (dollars in thousands):

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For 12 Months Or Longer
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. corporate securities	$22,612	$(582)	$10,790	$(203)
Asset-backed securities	1,396	(33)	5,737	(193)
Other debt securities	720	(28)	—	—
Total available for sale securities	24,728	(643)	16,527	(396)
Total debt securities	$24,728	$(643)	$16,527	$(396)

At December 31, 2022, the Company reviewed 83 individual AFS debt securities in unrealized loss positions and determined that it did not intend to sell these securities and it is not more likely than not that it would be required to sell these securities before recovery of their amortized cost bases. The Company concluded that the unrealized losses identified as of December 31, 2022 were due to short term interest rate fluctuations, and did not result from credit losses. Further, the Company noted that the present value of future cash flows discounted using the effective interest rate at the date the security was acquired was equal to or greater than the book value of the security, which further supports the conclusion that there was no credit loss. As such, the unrealized loss remains appropriately recorded in other comprehensive income (loss) as of December 31, 2022 and is not adjusted at adoption of ASC 326.
The following table presents the fair value and unrealized losses of the Company’s AFS debt securities that are in an unrealized loss position at December 31, 2022 (dollars in thousands):

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

Accrued Interest

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
Accrued interest receivable on AFS debt securities at March 31, 2023 and December 31, 2022 was $0.3 million and $0.2 million, respectively, and was excluded from both the fair value and the amortized cost basis of AFS debt securities and was recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets. There was no interest reversed during the three months ended March 31, 2023 and 2022.

5.    Property and Equipment
Property and equipment consisted of the following at March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Computer software	$426	$426
Computer equipment	3,452	3,408
Furniture and fixtures	1,741	1,736
Leasehold improvements	1,530	1,525
Total	7,149	7,095
Less: accumulated depreciation and amortization	(4,744)	(4,477)
Property and equipment, net	$2,405	$2,618

Depreciation and amortization expense for property and equipment for the three months ended March 31, 2023 and 2022 totaled $0.2 million and $0.3 million, respectively. Amortization of computer software charged to operations for the three months ended March 31, 2023 and 2022 was immaterial for both periods, and is included in depreciation expense.

6.    Goodwill and Identified Intangible Assets
Goodwill
Goodwill was recorded as a result of the acquisition of the Company in 2014 by funds affiliated with Golden Gate Capital and the acquisitions made by the Company in 2019 of Teckst Inc. and SpeechIQ LLC.
Subsequent to the annual impairment test completed during the fourth quarter of 2022, the Company believes there have been no triggering events that would require an impairment review of goodwill outside of the required annual impairment review. For the three months ended March 31, 2023 and 2022, there was no impairment to the carrying value of the Company’s goodwill.
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2023 or the year ended December 31, 2022.

Identified Intangible Assets
Intangible assets were acquired in connection with the acquisition of the Company in March 2014 by Golden Gate Capital, and the Company’s acquisition of Teckst Inc., SpeechIQ LLC and BusinessPhone in October 2019, December 2019, and February 2021, respectively.
Amortization expense related to the Company’s identified intangible assets was $0.8 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. On the face of the consolidated statements of operations and comprehensive loss the amortization of technology-based intangible assets is included within cost of revenue, the amortization of marketing-based and customer-based intangible assets are included within sales and marketing expense, and the amortization of the acquired workforce is included within cost of revenue and research and development expense.
Identified intangible assets consisted of the following at March 31, 2023 (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Remaining Life (In Years)
Marketing-based	$1,400	$(1,347)	$53	0.71
Technology-based	18,300	(17,337)	963	1.02
Customer-based	27,700	(13,100)	14,600	7.13
Workforce-based	380	(142)	238	6.28
	$47,780	$(31,926)	$15,854

Identified intangible assets consisted of the following at December 31, 2022 (dollars in thousands):

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Remaining Life (In Years)
Marketing-based	$1,400	$(1,328)	$72	0.96
Technology-based	18,300	(17,082)	1,218	1.25
Customer-based	27,700	(12,581)	15,119	7.38
Workforce-based	380	(134)	246	6.48
	$47,780	$(31,125)	$16,655

Future amortization of identified intangible assets at March 31, 2023 is shown below (dollars in thousands):

As of March 31, 2023	Amount
Remaining 2023	$2,381
2024	2,321
2025	2,106
2026	2,088
2027	2,020
2028 and beyond	4,938
Total future identified intangible asset amortization	$15,854

7.    Accrued Expenses
Accrued expenses consisted of the following at March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Accrued bonuses	$1,716	$4,078
Accrued paid time off	2,457	2,743
Accrued commissions	2,406	1,726
Principal and interest payable under the structured payable arrangement	—	444
Other accrued expenses	4,717	3,408
Total accrued expenses	$11,296	$12,399

In July 2022, the Company entered into a financing arrangement with a third-party intermediary to establish a structured payable arrangement related to the Company’s commercial insurance policy on directors and officers. The structured payable arrangement was paid through three quarterly installment payments on August 22, 2022, November 22, 2022 and February 22,

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
2023. The following table summarizes the changes in the principal and interest payable under the structured payable arrangement during the three months ended March 31, 2023 (dollars in thousands):

Structured payable arrangement
Liability as of December 31, 2022	$444
Cash payments	(444)
Liability as of March 31, 2023	$—

8.    Leases
The Company accounts for operating leases and finance leases in accordance with ASC 842, Leases.
The Company has leases for offices, data centers and other computer and networking equipment that expire at various dates through 2027. The Company’s leases have remaining terms of one to four years, and some of the leases include a Company option to extend the leases. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company has elected the practical expedient on not separating lease components from non-lease components for right-of-use assets.
As of March 31, 2023 and December 31, 2022, the balance of the Company’s finance lease was immaterial.
The operating lease cost was as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$930	$520

On January 30, 2023, the Company announced the closure of certain underutilized physical offices within the United States as more of Company’s employees shift to a hybrid or remote work environment. During the three months ended March 31, 2023, the Company recognized an impairment charge of $0.5 million to reflect the write-down of the carrying amount excess over the fair value of the right-of-use asset for the offices closed, which is included in the operating lease cost discussed above. No impairment charge was recorded during the three months ended March 31, 2022.
Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$485	$565
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

Supplemental balance sheet information related to operating leases was as follows (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$4,069	$4,920
Operating lease liabilities:
Operating lease liabilities—current	$1,500	$1,655
Operating lease liabilities—less current portion	3,416	3,649
Total operating lease liabilities	$4,916	$5,304

Weighted average remaining terms were as follows:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	3.63 years	3.77 years

Weighted average discount rates were as follows:

	March 31, 2023	December 31, 2022
Weighted average discount rate
Operating leases	9.0%	8.9%

Maturities of lease liabilities were as follows (dollars in thousands):

As of March 31, 2023	Operating leases
Remaining 2023	$1,436
2024	1,217
2025	1,055
2026	1,009
2027	512
Total lease payments	5,229
Less: imputed interest	(313)
Total	$4,916

As of March 31, 2023, the Company had no operating leases which had been executed but not yet commenced.

9.    Borrowings Under Term Loan and Line of Credit
At March 31, 2023 and December 31, 2022, term loan borrowings were as follows (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	March 31, 2023	December 31, 2022
Total term loan obligations	$54,163	$54,567
Less: current portion of term loan	(1,122)	(982)
Long-term term loan obligations	$53,041	$53,585

The Company entered into a term loan and revolving credit facility with PNC Bank on November 7, 2016 (as amended, the “Credit Facility”), which has been amended several times. The term loan is due December 31, 2025. On March 31, 2023, the Company entered into the Eighth Amendment to the Credit Facility (the “Eighth Amendment”). The Eighth Amendment, among other changes, (a) resets the existing annual recurring revenue financial covenant beginning with the testing period ending March 31, 2023, and (b) amends the interest rate provisions, including to replace the existing LIBOR benchmark interest rate with an adjusted SOFR benchmark interest rate (as defined in the agreement governing the Credit Facility). As amended, borrowings under the Credit Facility will accrue interest at a per annum rate, at the Company’s option, based on either (a) a base rate (as defined in the agreement governing the Credit Facility) plus a margin of 4.0% or (b) an adjusted term SOFR (based on one- or three-month interest periods) plus a margin of 5.0%. The Company elected a LIBOR rate at March 31, 2023 and the interest rate for the term loan portion of the Credit Facility was 9.6%.
As of the Eighth Amendment effective date, the term loan commitment is $54.9 million, the revolver commitment is $5.0 million and the letter of credit sublimit is $1.5 million. Term loan repayments made by the Company totaled $0.1 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively.
The Company incurred original issue discount of $0.3 million related to the Eighth Amendment, which, along with the remaining balance of the previously deferred original issue discount and loan fees in the amount of $0.3 million related to the original Credit Facility and all previous amendments, is amortized and recorded to interest expense over the remaining term of the amended Credit Facility using the effective interest method. Third party loan fees associated with the Eighth Amendment were $0.1 million and expensed upon close of the loan. Total unamortized loan costs associated with the term loan totaled $0.6 million and $0.3 million at March 31, 2023 and December 31, 2022, respectively and are recorded within term loan, net of current.
The Company was in compliance with all debt covenants at March 31, 2023 and December 31, 2022 and was in compliance with all debt covenants as of the date of issuance of these consolidated financial statements. There was no unused borrowing capacity under the term loan portion of the Credit Facility at March 31, 2023 and December 31, 2022. On March 31, 2023, the Company drew down approximately $0.3 million under the revolving portion of the Credit Facility to pay for the original issue discount related to the Eighth Amendment. The interest rate for the revolving portion of the Credit Facility on March 31, 2023 was 12.0%. There were no amounts outstanding under the revolving portion of the Credit Facility as of December 31, 2022.
Aggregate principal maturities of the term loan as of March 31, 2023 was as follows (dollars in thousands):

As of March 31, 2023	Amount to Mature
Remaining 2023	$841
2024	1,753
2025	52,158
Total	$54,752

The net carrying amount of the liability component of the term loan was as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Principal	$54,752	$54,893
Less: Unamortized issuance costs	(589)	(326)
Net carrying amount	$54,163	$54,567

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
On February 11, 2022, the Company established another irrevocable standby letter of credit in the amount of $0.3 million using a sub-facility under the Credit Facility, to serve as a guarantee in connection with the buildout of the office that LiveVox Colombia SAS leases in Medellin, Colombia. The standby letter of credit expired on February 11, 2023, which is one year from the issuance date.

11.    Related Party Transactions
The Company pays monthly board of director fees plus reimbursement of expenses incurred on behalf of the Company to members of the Company’s board of directors. During the three months ended March 31, 2023, board of director fees totaled $0.3 million and expense reimbursements were immaterial. The Company also granted RSU awards to directors on August 18, 2021 and August 5, 2022 under the 2021 Plan. During the three months ended March 31, 2023, stock-based compensation expense relating to the RSU awards to the board of directors totaled $0.5 million. During the three months ended March 31, 2022, board of director fees totaled $0.2 million, expense reimbursements were immaterial, and stock-based compensation expense relating to the RSU awards to the board of directors totaled $0.1 million. The unpaid balance of board of director fees due to related parties was $0.1 million and immaterial as of March 31, 2023 and December 31, 2022.
There were no related party accounts receivable as of March 31, 2023 and December 31, 2022.
The related party transactions with affiliate companies were immaterial during the three months ended March 31, 2023 and 2022.

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
As of March 31, 2023, there were 13,333,328 Warrants outstanding, and no Warrants have been exercised.

13.    Stockholders’ Equity

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
Common Stock
On June 22, 2021, the Company’s Class A common stock, publicly traded warrants and publicly traded units began trading on Nasdaq under the ticker symbols “LVOX”, “LVOXW” and “LVOXU,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023, the Company had 92,937,386 shares of Class A common stock issued and outstanding (100,481,136 shares of common stock, less 7,543,750 of which are held in an escrow account to be released only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021 (the “Escrowed Shares”)). As of December 31, 2022, 500,000,000 shares of Class A common stock were authorized, and 92,729,127 shares were issued and outstanding (100,272,877 shares of common stock, less 7,543,750 Escrowed Shares).
The accumulated other comprehensive loss and accumulated deficit are included in stockholders’ equity. At March 31, 2023 and December 31, 2022, the accumulated other comprehensive loss totaled $1.7 million and $2.2 million, respectively. The Company’s accumulated deficit totaled $174.0 million and $165.5 million at March 31, 2023 and December 31, 2022, respectively.

Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share. As of March 31, 2023, no shares of LiveVox preferred stock were issued and outstanding. As of December 31, 2022, 25,000,000 shares of preferred stock were authorized, and no shares of preferred stock were issued and outstanding.

Net Transfer from LiveVox TopCo
On March 6, 2023, the Company received $0.2 million from LiveVox TopCo to pay for the bonuses to the Company’s Chief Financial Officer in connection with the consummation of the Merger, and recorded it as additional paid-in-capital in the consolidated balance sheets.

14.    Analysis of the Changes in Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets includes foreign currency translation items associated with the Company’s foreign operations, and unrealized gain (loss) on the Company’s AFS debt securities. Following is an analysis of the changes in accumulated other comprehensive loss, net of applicable taxes, at March 31, 2023 and 2022 (dollars in thousands):

	March 31, 2022
	Foreign currency translation adjustment	Net unrealized gain (loss) on marketable securities	Total accumulated other comprehensive loss
Balance, beginning of period	$(300)	$(177)	$(477)
Other comprehensive loss	(49)	(888)	(937)
Balance, end of period	$(349)	$(1,065)	$(1,414)

	March 31, 2023
	Foreign currency translation adjustment	Net unrealized gain (loss) on marketable securities	Total accumulated other comprehensive loss
Balance, beginning of period	$(784)	$(1,412)	$(2,196)
Other comprehensive income	66	427	493
Balance, end of period	$(718)	$(985)	$(1,703)

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
Components of other comprehensive income (loss) and related taxes for the three months ended March 31, 2023 and 2022 are as follows (dollars in thousands):

	Three Months Ended March 31,
	2023			2022
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Foreign currency translation adjustment	$62	$(4)	$66	$(47)	$2	$(49)
Net unrealized gain (loss) on marketable securities	403	(24)	427	(851)	37	(888)
Total other comprehensive income (loss)	$465	$(28)	$493	$(898)	$39	$(937)

The amount of net realized gain (loss) on sale of marketable securities that has been previously included as net unrealized gain (loss) in other comprehensive income (loss) and then reclassified out of other comprehensive income (loss) into earnings during the three months ended March 31, 2023 and 2022 is immaterial.

15.    Stock-Based Compensation
Management Incentive Units
As of March 31, 2023, all MIUs are classified as equity. MIU activities for the three months ended March 31, 2023 are summarized as follows (in thousands, except for per share data):

	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (1)
Outstanding at December 31, 2022	1,896	$0.79
Granted	—	—
Vested	(632)	0.79
Forfeited	(215)	0.79
Outstanding at March 31, 2023	1,049	$0.79	1.25 years
(1) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.

2021 Equity Incentive Plan
Restricted Stock Units
As of March 31, 2023, all RSUs granted to employees and nonemployees are classified as equity.
Employee RSU activities for the three months ended March 31, 2023 are summarized as follows (in thousands, except for per share data):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Equity-classified RSUs - employee (1)
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (2)
Outstanding at December 31, 2022	8,110	$4.00
Granted	98	2.88
Vested	(316)	5.84
Forfeited	(877)	4.44
Outstanding at March 31, 2023	7,015	$3.84	1.36 years
(1) Represents awards granted to employees, executives and directors of the Company.
(2) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.
The aggregate fair value of employee RSUs outstanding as of March 31, 2023, based on the fair value at the reporting period end, was $21.7 million. The aggregate fair value of employee RSUs vested during the three months ended March 31, 2023, based on the fair value on the vest date, was $0.9 million.

Nonemployee RSU activities for the three months ended March 31, 2023 are summarized as follows (in thousands, except for per share data):

	Equity-classified RSUs - nonemployee (1)
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (2)
Outstanding at December 31, 2022	19	$2.91
Granted	—	—
Vested	—	5.97
Forfeited	—	—
Outstanding at March 31, 2023	19	$2.84	1.30 years
(1) Represents awards granted to eligible consultants of the Company.
(2) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.
The aggregate fair value of nonemployee RSUs outstanding as of March 31, 2023, based on the fair value at the reporting period end, was $0.1 million. The aggregate fair value of nonemployee RSUs vested during the three months ended March 31, 2023, based on the fair value on the vest date, was immaterial.

Performance-Based Restricted Stock Units
As of March 31, 2023, all PSUs granted to employees are classified as equity. PSU activities for the three months ended March 31, 2023 are summarized as follows (in thousands, except for per share data):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Equity-classified PSUs - employee (1)
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (2)
Outstanding at December 31, 2022	1,707	$6.39
Granted	—	—
Vested	—	—
Forfeited	(170)	6.28
Outstanding at March 31, 2023	1,537	$6.40	9.69 years
(1) Represents awards granted to employees and executives of the Company.
(2) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.
The aggregate fair value of PSUs outstanding as of March 31, 2023, based on the fair value at the reporting period end, was $4.7 million. None of the PSUs vested during the three months ended March 31, 2023.

Stock-Based Compensation Expense
The following tables present the Company’s stock-based compensation expense by financial statement line item and by award type for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$108	$312
Sales and marketing expense	319	607
General and administrative expense	1,377	660
Research and development expense	845	900
Total stock-based compensation	$2,649	$2,479

	Three Months Ended March 31,
	2023	2022
Equity-classified awards:
MIUs	$103	$139
RSUs - employee	2,451	2,067
RSUs - nonemployee	5	9
PSUs - employee	90	264
Total equity-classified awards	2,649	2,479
Total stock-based compensation	$2,649	$2,479

There were no income tax benefits recognized for the three months ended March 31, 2023, related to tax deductions from RSU awards vesting during that period. Due to the Company’s net operating loss, the related tax deductions result in deferred tax assets that are fully offset with a valuation allowance. None of the RSUs vested during the three months ended March 31, 2022, and, therefore, there were no income tax benefits recognized during that period.
As of March 31, 2023, unrecognized stock-based compensation expense related to nonvested awards by award type and their expected weighted-average recognition periods are summarized in the following table (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Unrecognized Stock-based Compensation Expense	Weighted-average Recognition Period (1)
Equity-classified awards:
MIUs	$726	1.75 years
RSUs - employee	23,248	2.67 years
RSUs - nonemployee	47	2.92 years
PSUs - employee	8,304	9.69 years
Total equity-classified awards	32,325
Total unrecognized stock-based compensation	$32,325
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

16.    Geographic Information
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by geographic area for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$34,397	$29,550
Americas (excluding United States)	911	1,052
Asia	1,535	1,458
Europe	23	33
Total revenue	$36,866	$32,093

In addition, 99.5% of the Company’s revenue is denominated in U.S. dollars and 0.5% is denominated in foreign currencies.

Property and Equipment
The following table summarizes total property and equipment, net in the respective locations at March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
United States	$1,147	$1,291
Americas (excluding United States)	294	309
Asia	964	1,018
Property and equipment, net	$2,405	$2,618

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
The provision for income taxes was $0.5 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. The provision for income taxes for the three months ended March 31, 2023 and 2022 consisted primarily of foreign and state income taxes.
The effective tax rates were (6.06)% and (4.37)% for the three months ended March 31, 2023 and 2022, respectively. The change in the effective tax rate for the three months ended March 31, 2023, relative to 2022, was primarily attributable to the change in valuation allowance, an increase in foreign taxes and certain nondeductible expenses.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, India and Colombia. The tax returns are subject to statutes of limitations that vary by jurisdiction. At March 31, 2023, the Company remains subject to U.S. and certain state income tax examinations for tax years 2019 through 2022, and in certain other states for tax years 2018 through 2022. However, due to the Company’s net operating loss carryforwards in various jurisdictions, tax authorities have the ability to adjust carryforwards related to closed years.

18.    Retirement Benefit Plan
The Company amended its existing 401(k) plan (the “Plan”) effective on July 1, 2018. The amended Plan covers eligible employees immediately upon employment with the Company. Participants may contribute up to a maximum percentage of their annual compensation to the Plan as determined by the Company limited to the maximum annual amount set by the Internal Revenue Service. The Plan provides for traditional tax-deferred and Roth 401(k) contribution options. Prior to the Plan amendment, the Company did not provide a matching contribution. The Company began matching fifty percent of the employee contribution up to a maximum of $200 per pay period, limited to $4,800 annually, upon adoption of the Plan. One hundred percent of the employer match vests immediately. Effective January 1, 2022, the Company removed the maximum $200 per pay period matching contribution limitation, and began matching fifty percent of the employee contribution up to a maximum of $4,800 per plan year. The Company made matching contributions totaling $0.3 million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively.

19.    Fair Value Measurement
The following table sets forth the fair value of the Company’s assets and liabilities at March 31, 2023 (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
Cash and cash equivalents	$19,266	$—	$—	$19,266
Marketable securities—available for sale debt securities	—	43,718	—	43,718
Total assets	$19,266	$43,718	$—	$62,984

Term loan	$—	$54,163	$—	$54,163
Finance lease obligations	—	5	—	5
Warrant liability—Forward Purchase Warrants	—	—	566	566
Total liabilities	$—	$54,168	$566	$54,734

The following table sets forth the fair value of the Company’s assets and liabilities at December 31, 2022 (dollars in thousands):

	Level 1	Level 2	Level 3	Totals
Cash and cash equivalents	$20,742	$—	$—	$20,742
Marketable securities—available for sale debt securities	—	48,182	—	48,182
Total assets	$20,742	$48,182	$—	$68,924

Term loan	$—	$54,567	$—	$54,567
Finance lease obligations	—	11	—	11
Warrant liability—Forward Purchase Warrants	—	—	633	633
Total liabilities	$—	$54,578	$633	$55,211

Level 1 and Level 2 of the Fair Value Hierarchy
As of March 31, 2023 and December 31, 2022, the carrying amounts of the Company’s cash, cash equivalents and restricted cash approximate their fair values due to their short maturities and have been classified as Level 1 of the fair value hierarchy. The fair value of the term loan and finance lease obligations approximates their carrying value. The fair value is determined based on observable inputs on the price of the term loan in the market and has been classified as Level 2 of the fair value hierarchy. The fair value of the Company’s AFS debt securities is determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers and has been classified as Level 2 of the fair value hierarchy. Refer to Note 4 for additional information regarding the fair value of the Company’s marketable securities.

Level 3 of the Fair Value Hierarchy
The Company’s liability related to the Forward Purchase Warrants is measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. There were no other assets or liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022.
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
The following table provides quantitative information regarding assumptions used in the Black Scholes option-pricing model to determine the fair value of the Forward Purchase Warrants:

	March 31, 2023	December 31, 2022
Stock price	$3.09	$2.97
Exercise price	$11.50	$11.50
Contractual term	3.20 years	3.50 years
Expected volatility	75.00%	77.50%
Risk-free rate	3.80%	4.20%
Dividend yield	0.00%	0.00%

Changes in the Level 3 Fair Value Measurement
The changes in fair value of the Level 3 liabilities are as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Balance, beginning of period	$633	$767
Changes in fair value of warrant liability	(67)	(134)
Balance, end of period	$566	$633

During the three months ended March 31, 2023 and 2022, the gain recognized due to decrease in the fair value of warrant liability was $0.1 million and $0.4 million, respectively, and was recorded within other expense, net in the consolidated statements of operations and comprehensive loss.

20.    Basic and Diluted Loss Per Share
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
The computation of loss per share and weighted average shares of the Company’s common stock outstanding for the three months ended March 31, 2023 and 2022 are as follows (in thousands, except per share data):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2023	2022
Numerator:
Loss attributable to common stockholders—basic and diluted	$(8,469)	$(12,987)
Denominator:
Weighted average shares outstanding—basic and diluted	92,842	91,478
Loss per share:
Basic and diluted	$(0.09)	$(0.14)

The following outstanding common stock equivalents were either considered antidilutive or were contingently issuable upon the resolution of their contingencies, and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Earn-Out Shares (1)	5,000	5,000
Lock-Up Shares (2)	2,544	2,544
Finders Agreement Shares (3)	1,644	1,644
Warrants to purchase common stock	13,333	13,333
Shares withheld to cover employees’ withholding taxes upon vesting of RSUs	108	—
Unvested RSUs	7,034	5,482
Unvested PSUs	1,537	1,737
Total	31,200	29,740
(1) As additional consideration payable to the LiveVox Stockholder, the Company issued 5,000,000 shares of Class A common stock (the “Earn-Out Shares”) held in an escrow account to be released only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021. No contingent consideration shares were issued or released during the three months ended March 31, 2023 and 2022.
(2) Represents 2,543,750 shares of converted Class A common stock held by the SPAC sponsor and certain independent directors (the “Lock-Up Shares”) immediately following the closing, which were placed in an escrow account to be subject to release only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021. No contingent consideration shares were issued or released during the three months ended March 31, 2023 and 2022.
(3) Represents 1,643,750 shares of Class A common stock (the “Finders Agreement Shares”) to be issued only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021, pursuant to the terms of the Finders Agreement. No contingent consideration shares were issued during the three months ended March 31, 2023 and 2022.

21.    Commitments and Contingencies
Commitments
As of March 31, 2023 and December 31, 2022, $54.8 million and $54.9 million of the term loan principal was outstanding, respectively. The term loan is due December 31, 2025. See Note 9 for more information.

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

Indemnification Agreements
The Company has entered into indemnification agreements with its directors, officers and certain employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. As of March 31, 2023 and December 31, 2022, there were no claims that the Company is aware of that could have a material effect on its consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

Litigation and Claims
From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, investigations, and litigation. As of the date of issuance of these consolidated financial statements, the Company is not a party to any claims that would have a material adverse effect on its business operations or financial position.

22.    Restructuring
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
The 2023 Restructuring Plan includes a reduction of approximately 98 employees, comprising approximately 16% of the Company’s global workforce. Restructuring charges incurred as a result of the 2023 Restructuring Plan totaled $3.2 million, and consist primarily of employee severance and termination benefits. The unpaid balance of restructuring charges was $0.2 million as of March 31, 2023, which the Company expects to pay off by the end of the second quarter of 2023.

2022 Restructuring Plan
On August 1, 2022, the Company initiated a restructuring plan (the “2022 Restructuring Plan”), following a review of the Company’s business, operating expenses and the macroeconomic environment. The purpose of the 2022 Restructuring Plan is to reduce the Company’s cost structure and improve its operational efficiency.
The 2022 Restructuring Plan includes a reduction of approximately 3% of the Company’s global workforce. Restructuring charges incurred as a result of the 2022 Restructuring Plan totaled $0.9 million, and consist primarily of employee severance and termination benefits. The unpaid balance of restructuring charges was $0.3 million as of March 31, 2023, which the Company expects to pay off by the end of 2023.

Restructuring Charges
The following table summarizes (a) restructuring charges incurred as a result of the 2023 Restructuring Plan and the 2022 Restructuring Plan, by major type of cost and by financial statement line item, and (b) the changes in the liability for restructuring charges, included within accrued expenses on the consolidated balance sheets (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	2022 Restructuring Plan		2023 Restructuring Plan				Aggregate Total
	Employee severance and termination benefits	Subtotal	Employee severance and termination benefits	Non-lease contract termination costs	Other costs	Subtotal
Liability as of December 31, 2021	$—	$—	$—	$—	$—	$—	$—
Restructuring charges
Cost of revenue	400	400	—	—	—	—	400
Sales and marketing expense	147	147	—	—	—	—	147
General and administrative expense	—	—	—	—	—	—	—
Research and development expense	5	5	—	—	—	—	5
Total restructuring charges	552	552	—	—	—	—	552
Cash payments	(552)	(552)	—	—	—	—	(552)
Liability as of December 31, 2022	$—	$—	$—	$—	$—	$—	$—
Restructuring charges
Cost of revenue	—	—	1,110	63	2	1,175	1,175
Sales and marketing expense	242	242	1,350	—	—	1,350	1,592
General and administrative expense	—	—	43	—	—	43	43
Research and development expense	101	101	658	—	—	658	759
Total restructuring charges	343	343	3,161	63	2	3,226	3,569
Cash payments	—	—	(2,991)	(37)	(2)	(3,030)	(3,030)
Liability as of March 31, 2023	$343	$343	$170	$26	$—	$196	$539

23.    Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, unless otherwise noted, the “Company,” “LiveVox,” “we,” “us,” and “our” refers to LiveVox Holdings, Inc., and its subsidiaries, collectively. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”). In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K (“Annual Report”) filed with the SEC on March 2, 2023.

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
We typically sell our products to customers under one- to three-year subscription contracts that stipulate a minimum amount of monthly usage and associated revenue with the ability for the customer to consume excess usage above the minimum contract amount, all recognized on a monthly basis following deployment to the customer. Excess usage revenue is deemed to be specific to the month in which the usage occurs, since the minimum usage commitments reset at the beginning of each month. Subscription revenue accounted for 97% and 98% for the three months ended March 31, 2023 and 2022, respectively, of our total revenue with the remainder consisting of professional services and other non-recurring revenue derived from the implementation of our products.

Restructuring Events
On August 1, 2022, the Company initiated a restructuring plan (the “2022 Restructuring Plan”) to reduce the Company’s cost structure and improve its operational efficiency. The 2022 Restructuring Plan includes a reduction of approximately 3% of the Company’s global workforce. Restructuring charges incurred as a result of the 2022 Restructuring Plan totaled $0.9 million, and consist primarily of employee severance and termination benefits. The unpaid balance of restructuring charges was $0.3 million as of March 31, 2023, which the Company expects to pay off by the end of fiscal 2023.
On January 13, 2023, the Company authorized a restructuring plan (the “2023 Restructuring Plan”). Management, with the oversight and guidance of the Company’s board of directors, determined to implement the 2023 Restructuring Plan following a review of the Company’s business, operating expenses and the macroeconomic environment. The 2023 Restructuring Plan is intended to reduce the Company’s cost structure and improve its operational efficiency. The 2023 Restructuring Plan includes a reduction of approximately 98 employees, comprising approximately 16% of the Company’s global workforce. Restructuring charges incurred as a result of the 2023 Restructuring Plan totaled $3.2 million, and consist primarily of employee severance and termination benefits. The unpaid balance of restructuring charges was $0.2 million as of March 31, 2023, which the Company expects to pay off by the end of the second quarter of fiscal 2023.
Please see Note 22 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information about this plan.

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

Annualized Recurring Revenue
Annualized Recurring Revenue (“ARR”) is calculated as the sum of the most recent quarter of (a) recurring subscription amounts and (b) recurring platform usage charges for all customers, multiplied by four. Professional services and revenue of a one-time nature are excluded.
ARR in the three months ended March 31, 2023 was $143.0 million, which is $17.3 million or 14% higher than the $125.7 million of ARR in the three months ended March 31, 2022.

LTM Net Revenue Retention Rate
We believe that our Last Twelve Months (“LTM”) Net Revenue Retention Rate provides us and investors with insight into our ability to retain and grow revenue from our customers and is a meaningful measure of the long-term value of our customer relationships. We calculate LTM Net Revenue Retention Rate by dividing the recurring revenue recognized during the most recent LTM period by the recurring revenue recognized during the LTM period immediately preceding the most recent LTM period, provided, however, that recurring revenue from a customer in the most recent LTM period is excluded from the calculation if recurring revenue was not recognized from that customer in the preceding LTM period. Customers who cease using our products during the most recent LTM period are included in the calculation. For example, LTM Net Revenue Retention for the 12-month period ending March 2023 includes recurring revenue from all customers for whom revenue was recognized from April 2021 to March 2022 regardless of whether such customers increased, decreased, or stopped their use of our products during that period (i.e., old customers), but excludes recurring revenue from all customers who began using our services from April 2022 to March 2023 (i.e., new customers). We define monthly recurring revenue as recurring monthly contract and excess usage revenue, which we calculate separately from one-time, non-recurring revenue by month by customer. We consider all contract and excess usage revenue, which represents 97% of our revenue, to be recurring revenue as all of our contracts provide for a minimum commitment amount. We consider professional services revenue and one-time adjustments, which are booked on a one-time, nonrecurring basis, to be non-recurring revenue. Professional services and other one-time adjustments are generally not material to the result of the calculation. However, one-time non-recurring revenue is important with respect to timing as we bill installation and non-standard statement of work fees immediately and recognize the revenue as the work is completed, which is generally in advance of the beginning of recurring revenue which is when we recognize the beginning of the LTM period immediately preceding the most recent LTM period.
The following table shows our LTM Net Revenue Retention Rate for the periods presented:

	Twelve Months Ended March 31,		Twelve Months Ended December 31,
	2023	2022	2022	2021
LTM Net Revenue Retention Rate	113%	113%	113%	105%
Our LTM Net Revenue Retention Rate reflects the expansion over time of our existing customers as they add new products and additional units of service. A much higher percentage of the product revenue from our customers is contracted on our per minute pricing model with a minimum commitment as compared to our per agent pricing model with minimum commitments for both agents and units of service.
Our LTM Net Revenue Retention Rate was 113% in the twelve months ended March 31, 2023, which is consistent with 113% in the twelve months ended March 31, 2022. Recurring revenue expansion in the last twelve months ended March 31, 2023 was approximately 100 basis points lower than the last twelve months ended March 31, 2022 which was offset by favorable Shrink and Churn.
Our LTM Net Revenue Retention Rate increased by 8 percentage points, to 113% in the twelve months ended December 31, 2022 from 105% in the twelve months ended December 31, 2021 primarily as a result of improvement in the excess usage revenue component of the Net Revenue Retention calculation (i.e. less of an unfavorable impact) due to tapering of the impact of COVID-19. Secondarily, the contracted component of the Net Revenue Retention rate for existing customers improved. In addition, monthly minimum contract revenue for all customers grew by 20% from fiscal 2021 to fiscal 2022.

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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP, and our calculation of Adjusted EBITDA may differ from that of other companies in our industry. We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of these limitations, presentation of our consolidated financial statements in accordance with U.S. GAAP and reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss. We calculate Adjusted EBITDA as net loss before (a) depreciation and amortization, (b) long-term equity incentive bonus, (c) stock-based compensation expense, (d) interest income or expense, net, (e) change in the fair value of warrant liability, (f) other income or expense, net, (g) benefit from or provision for income taxes, and (h) other items that do not directly affect what we consider to be our core operating performance.
The following table shows a reconciliation of net loss to Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended March 31, (unaudited)
	2023	2022
Net loss	$(8,469)	$(12,987)
Non-GAAP adjustments:
Depreciation and amortization (1)	1,043	1,347
Long-term equity incentive bonus and stock-based compensation expense (2)	2,649	2,479
Interest expense, net	1,096	750
Change in the fair value of warrant liability	(67)	(392)
Other income, net	(70)	(64)
Acquisition and financing related fee and expense (3)	—	10
Provision for income taxes	480	544
Restructuring cost (4)	3,569	—
Other non-recurring expenses (3)(5)	594	—
Adjusted EBITDA	$825	$(8,313)

(1) Depreciation and amortization expenses included in our results of operations are as follows (dollars in thousands):

	Three Months Ended March 31, (unaudited)
	2023	2022
Cost of revenue	$308	$609
Sales and marketing expense	593	611
General and administrative expense	115	91
Research and development expense	27	36
Total depreciation and amortization	$1,043	$1,347

(2) There were no long-term equity incentive bonus during the periods presented. Stock-based compensation expenses included in our results of operations are as follows (dollars in thousands):

	Three Months Ended March 31, (unaudited)
	2023	2022
Cost of revenue	$108	$312
Sales and marketing expense	319	607
General and administrative expense	1,377	660
Research and development expense	845	900
Total stock-based compensation expenses	$2,649	$2,479

(3) Included in general and administrative expense for all periods presented.

(4) Restructuring costs relate to charges incurred as a result of the 2023 Restructuring Plan initiated in January 2023 and the 2022 Restructuring Plan initiated in August 2022. These restructuring costs included in our results of operations are as follows (dollars in thousands):

	Three Months Ended March 31, (unaudited)
	2023	2022
Cost of revenue	$1,175	$—
Sales and marketing expense	1,592	—
General and administrative expense	43	—
Research and development expense	759	—
Total restructuring costs	$3,569	$—

(5) Other non-recurring expenses consist primarily of impairment loss on right-of-use asset associated with the closure of certain underutilized physical offices within the United States.

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
Non-GAAP gross profit and Non-GAAP gross margin percentage should not be considered in isolation from, or as a substitute for, U.S. GAAP measures. Non-GAAP gross profit and Non-GAAP gross margin percentage may not be comparable to similarly titled measures of other companies because other companies may not calculate Non-GAAP gross profit and Non-GAAP gross margin percentage or similarly titled measures in the same manner as we do. U.S. GAAP defines gross profit as revenue less cost of revenue. Cost of revenue includes all expenses associated with our various product offerings as more fully described under the caption “—Components of Results of Operations—Cost of Revenue—” below. We define Non-GAAP gross profit as gross profit after adding back the following items:
•depreciation and amortization;
•long-term equity incentive bonus and stock-based compensation expense; and
•restructuring cost
We add back depreciation and amortization, long-term equity incentive bonus and stock-based compensation expense, and restructuring cost because they are one-time or non-cash items. We eliminate the impact of these one-time or non-cash items because we do not consider them indicative of our core operating performance. Their exclusion facilitates comparisons of our operating performance on a period-to-period basis. Therefore, we believe showing Non-GAAP gross margin to remove the impact of these one-time or non-cash expenses is helpful to investors in assessing our gross profit and gross margin performance in a way that is similar to how management assesses our performance.
We calculate Non-GAAP gross margin percentage by dividing Non-GAAP gross profit by revenue, expressed as a percentage of revenue.

The following table shows a reconciliation of gross profit to Non-GAAP gross profit for the periods presented (dollars in thousands):

	Three Months Ended March 31, (unaudited)
	2023	2022
Gross profit	$23,604	$18,461
Depreciation and amortization	308	609
Long-term equity incentive bonus and stock-based compensation expense	108	312
Restructuring cost	1,175	—
Non-GAAP gross profit	$25,195	$19,382

Gross margin %	64.0%	57.5%
Non-GAAP gross margin %	68.3%	60.4%

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
3)a per agent pricing model with a minimum agent commitment (e.g., U-Script, U-Ticket, U-Chat, U-Quality Management, U-Screen Capture, U-CSAT, Advanced Analytics, Hosted PBX services); and
4)a per agent pricing model with a minimum agent commitment with a monthly maximum commitment (e.g., Attempt Supervisor, Advanced Analytics).
Outside of Voice, our pricing models detailed above are relatively new to the market and are not yet material to our business from a financial perspective.

Cost of Revenue
Our cost of revenue consists of personnel costs and associated costs such as travel, information technology and stock-based compensation for Implementation and Training Services, Customer Care, Technical Support, Professional Services, User Acceptance Quality Assurance, Technical Operations and VoIP services to our customers. Other costs of revenue include non-cash costs associated with depreciation and amortization including acquired technology, charges from telecommunication providers for communications, data center costs and costs to providers of cloud communication services, software, equipment maintenance and support costs to maintain service delivery operations.
In the fourth quarter of fiscal 2021, we completed a major strategic milestone when our data center transitioned from a model based on maintaining a co-location facility with our own capital equipment to a 100% cloud strategy based on monthly recurring charges for capacity added in generally small step function increments. As a result, by the end of fiscal 2021 we eliminated our capital expenditures for data center equipment, fully depreciated our old co-location facility and increased our data center costs for our cloud provisioning. A primary factor in our improvement in gross margin from the first quarter of fiscal 2022 has been the optimization of public cloud data center costs and the rationalization and redeployment of duplicative resources. We expect feature release efficiencies for our cloud operations as research and development resources eliminate the release effort associated with our co-location deployment.
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

Results of Operations
Comparison of the three months ended March 31, 2023 and 2022
The following tables summarize key components of our results of operations for the three months ended March 31, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended March 31, (unaudited)
	2023	2022
Revenue	$36,866	$32,093
Cost of revenue	13,262	13,632
Gross profit	23,604	18,461
Operating expenses
Sales and marketing expense	13,480	14,652
General and administrative expense	9,171	7,468
Research and development expense	7,983	8,490
Total operating expenses	30,634	30,610
Loss from operations	(7,030)	(12,149)
Interest expense, net	1,096	750
Change in the fair value of warrant liability	(67)	(392)
Other income, net	(70)	(64)
Total other expense, net	959	294
Pre-tax loss	(7,989)	(12,443)
Provision for income taxes	480	544
Net loss	$(8,469)	$(12,987)
Net loss per share—basic and diluted	$(0.09)	$(0.14)
Weighted average shares outstanding—basic and diluted	92,842	91,478

Revenue

	Three Months Ended March 31, (unaudited)
	2023	2022	$ Change	% Change
Revenue	$36,866	$32,093	$4,773	14.9%

Revenue increased by $4.8 million, or 14.9%, to $36.9 million in the three months ended March 31, 2023 from $32.1 million in the three months ended March 31, 2022, primarily due to 13% growth in contracted revenue driven by the acquisition of new customers and upsells to our existing customer base.

Cost of revenue

	Three Months Ended March 31, (unaudited)
	2023	2022	$ Change	% Change
Cost of revenue	$13,262	$13,632	$(370)	(2.7)%
% of revenue	36.0%	42.5%

Cost of revenue decreased by $0.4 million, or 2.7%, to $13.3 million in the three months ended March 31, 2023 from $13.6 million in the three months ended March 31, 2022. The decrease was attributable primarily to a decrease in personnel costs of $1.3 million resulting from decreased headcount, which was partially offset by an increase in employee severance and termination costs of $1.0 million associated with the 2023 Restructuring Plan. In addition, stock-based compensation expenses decreased by $0.2 million. In connection with the 2023 Restructuring Plan, any unvested Restricted Stock Units (“RSUs”) and Performance-based Restricted Stock Units (“PSUs”) awards granted under the 2021 Equity Incentive Plan (the “2021 Plan”) to employees terminated in restructuring event were forfeited without consideration, and the stock-based compensation expenses recognized prior to the cancellation were reversed in the three months ended March 31, 2023.

Gross profit

	Three Months Ended March 31, (unaudited)
	2023	2022	$ Change	% Change
Gross profit	$23,604	$18,461	$5,143	27.9%
Gross margin percentage	64.0%	57.5%

Gross profit increased by $5.1 million, or 27.9%, to $23.6 million in the three months ended March 31, 2023 from $18.5 million in the three months ended March 31, 2022. The increase in gross profit was a result of increased revenue of $4.8 million, decreased personnel costs of $1.3 million and decreased stock-based compensation expenses of $0.2 million, which were partially offset by increased employee severance and termination costs of $1.0 million, described above.

Sales and marketing expense

	Three Months Ended March 31, (unaudited)
	2023	2022	$ Change	% Change
Sales and marketing expense	$13,480	$14,652	$(1,172)	(8.0)%
% of revenue	36.6%	45.7%

Sales and marketing expense decreased by $1.2 million, or 8.0%, to $13.5 million in the three months ended March 31, 2023 from $14.7 million in the three months ended March 31, 2022. The decrease was attributable primarily to a decrease in personnel costs of $1.6 million resulting from decreased headcount, which was partially offset by an increase in employee severance and termination costs of $1.4 million associated with the 2023 Restructuring Plan. In addition, stock-based compensation expenses decreased by $0.3 million. In connection with the 2023 Restructuring Plan, any unvested RSUs and PSUs granted under the 2021 Plan to employees terminated in restructuring event were forfeited without consideration, and the stock-based compensation expenses recognized prior to the cancellation were reversed in the three months ended March 31, 2023. Furthermore, marketing, promotions and tradeshow expenses decreased by $0.7 million.

General and administrative expense

	Three Months Ended March 31, (unaudited)
	2023	2022	$ Change	% Change
General and administrative expense	$9,171	$7,468	$1,703	22.8%
% of revenue	24.9%	23.3%

General and administrative expense increased by $1.7 million, or 22.8%, to $9.2 million in the three months ended March 31, 2023 from $7.5 million in the three months ended March 31, 2022. The increase was attributable primarily to impairment loss on right-of-use asset of $0.5 million associated with the closure of certain underutilized physical offices within the United States. In addition, stock-based compensation expenses increased by $0.7 million and personnel costs increased by $0.3 million as a result of increased headcount.

Research and development expense

	Three Months Ended March 31, (unaudited)
	2023	2022	$ Change	% Change
Research and development expense	$7,983	$8,490	$(507)	(6.0)%
% of revenue	21.7%	26.5%

Research and development expense decreased by $0.5 million, or 6.0%, to $8.0 million in the three months ended March 31, 2023 from $8.5 million in the three months ended March 31, 2022. The decrease was attributable primarily to a decrease in personnel costs of $0.6 million resulting from decreased headcount, which was partially offset by an increase in employee severance and termination costs of $0.7 million associated with the 2023 Restructuring Plan. In addition, stock-based compensation expenses decreased by $0.1 million. In connection with the 2023 Restructuring Plan, any unvested RSUs and PSUs granted under the 2021 Plan to employees terminated in restructuring event were forfeited without consideration, and the stock-based compensation expenses recognized prior to the cancellation were reversed in the three months ended March 31, 2023. Furthermore, software expenses decreased by $0.3 million and consulting and contracted services decreased by $0.2 million.

Interest expense, net

	Three Months Ended March 31, (unaudited)
	2023	2022	$ Change	% Change
Interest expense, net	$1,096	$750	$346	46.1%
% of revenue	3.0%	2.3%

Interest expense, net increased by $0.3 million, or 46.1%, to $1.1 million in the three months ended March 31, 2023 from $0.8 million in the three months ended March 31, 2022. The increase was attributable primarily to increased interest expense of $0.4 million associated with higher interest rates in the three months ended March 31, 2023. The increase in interest expense was partially offset by increase in interest income of $0.1 million associated with the marketable securities which we invested since the fourth quarter of fiscal 2021.

Change in the fair value of warrant liability

	Three Months Ended March 31, (unaudited)
	2023	2022	$ Change	% Change
Change in the fair value of warrant liability	$(67)	$(392)	$325	(82.9)%
% of revenue	(0.2)%	(1.2)%

Gain recognized due to change in the fair value of warrant liability decreased by $0.3 million, or 82.9%. The decrease was attributable primarily to a decrease in the fair value of Forward Purchase Warrants of $0.1 million in the three months ended March 31, 2023 compared to decrease in fair value of $0.4 million in the three months ended March 31, 2022. For more information, see Note 19 of the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Liquidity and Capital Resources
Sources of Cash
LiveVox’s consolidated financial statements have been prepared assuming the Company will continue as a going concern for the 12-month period from the date of issuance of the consolidated financial statements, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s main sources of liquidity include:
•Available-for-sale (“AFS”) debt securities, which are all classified as short-term securities to fund current operations and may be liquidated at the Company’s discretion if the need arises. The Company held AFS debt securities of $43.7 million and $48.2 million as of March 31, 2023 and December 31, 2022, respectively. Please see Note 4 to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information;
•The term loan and revolving credit facility that the Company entered into with PNC Bank on November 7, 2016 (as amended, the “Credit Facility”), which has been amended several times. On March 31, 2023, the Company entered into the Eighth Amendment to the Credit Facility (the “Eighth Amendment”). As of the Eighth Amendment effective date, the term loan commitment is $54.9 million, the revolver commitment is $5.0 million and the letter of credit sublimit is $1.5 million. Please see Note 9 and 10 to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information.

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
•Other liabilities – These include other long-term liabilities reflected in the Company’s consolidated balance sheets as of March 31, 2023, including obligations associated with certain employee and non-employee incentive plans, Forward Purchase Warrants, unrecognized tax benefits and various long-term liabilities, which have some inherent uncertainty in the timing of these payments.
Future capital requirements will depend on many factors, including the Company’s customer growth rate, customer retention, timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of the Company’s services, effective integration of acquisition activities, if any, and maintaining the Company’s bank credit facility. Additionally, the duration and extent of the impact from the current macroeconomic and geopolitical conditions continues to depend on future developments that cannot be accurately predicted at this time. While those factors have caused operational difficulties, and may continue to create challenges for the Company’s performance, they have not, thus far, had a substantial net impact on the Company’s liquidity position.
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

Comparison of cash flows for the three months ended March 31, 2023 and 2022
The following table summarizes key components of our cash flows for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31, (unaudited)
	2023	2022
Net cash used in operating activities	$(5,657)	$(14,626)
Net cash provided by (used in) investing activities	4,786	(256)
Net cash used in financing activities	(642)	(146)
Effect of foreign currency translation	37	(97)
Net decrease in cash, cash equivalents and restricted cash	$(1,476)	$(15,125)

Net cash used in operating activities
Cash flows used in operating activities in the three months ended March 31, 2023 decreased by $9.0 million to cash outflows of $5.7 million from cash outflows of $14.6 million during the three months ended March 31, 2022. The decrease to net cash used in operating activities was primarily attributable to a decrease of $4.5 million in net loss and an increase of $1.1 million in non-cash adjustments to net loss. The increase in non-cash items was primarily attributable to an increase in impairment loss on right-of-use asset of $0.5 million associated with the closure of certain underutilized physical offices within the United States, a decrease in gain recognized of $0.3 million due to change in the fair value of warrant liability, and an increase in credit loss expense of $0.4 million due to the adoption of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all subsequent updates (collectively, the “ASC 326”) on January 1, 2023. Net cash used in operating activities also included an increase of $3.4 million in cash from operating assets and liabilities, primarily due to the timing of cash payments to vendors and cash receipts from customers.
Net cash provided by (used in) investing activities
Cash flows provided by (used in) investing activities in the three months ended March 31, 2023 increased by $5.0 million to cash inflows of $4.8 million from cash outflows of $0.3 million during the three months ended March 31, 2022. The increase to net cash provided by (used in) investing activities was primarily attributable to an increase of $6.1 million in proceeds from sale of AFS debt securities and an increase of $5.5 million in proceeds from maturities and principal paydowns of AFS debt securities, partially offset by an increase of $7.1 million in purchases of AFS debt securities.
Net cash used in financing activities
Cash flows used in financing activities in the three months ended March 31, 2023 increased by $0.5 million to cash outflows of $0.6 million from cash outflows of $0.1 million during the three months ended March 31, 2022. The increase to net cash used in financing activities was primarily attributable to payment of principal of $0.4 million under a structured payable arrangement related to the Company’s commercial insurance policy on directors and officers, payment of original issue discount of $0.3 million related to the Eighth Amendment to the Credit Facility that the Company entered into on March 31, 2023, and payment of employees’ withholding taxes of $0.3 million on net share settlement of share-based awards under the 2021 Plan. These payments were partially offset by the drawdown on the revolving Credit Facility of $0.3 million on March 31, 2023 to pay for the original issue discount related to the Eighth Amendment, and the net transfer from LiveVox TopCo of $0.2 million to pay for the bonuses to the Company’s Chief Financial Officer in connection with the consummation of the Merger.

Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which have been prepared in accordance with U.S. GAAP.
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, the determination of the useful lives of long-lived assets, period of benefit of deferred sales commissions, allowances for credit losses, fair value of marketable securities, fair value of goodwill and long-lived assets, fair value of incentive awards, fair value of warrants, establishing standalone selling price, valuation of deferred tax assets, income tax uncertainties and other contingencies. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial position and results of operations, requiring adjustment to these balances in future periods.
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

Allowance for credit losses for marketable securities and accounts receivable
On January 1, 2023, the Company adopted ASC 326 and applied to its AFS debt securities and accounts receivable. ASC 326 replaces the existing incurred loss impairment model with a current expected credit loss impairment model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to AFS debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities.
At each reporting date, the Company evaluates the amortized cost of AFS debt securities compared to their fair value to determine whether an AFS debt security is impaired, and, if the fair value is below amortized cost basis, whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers factors such as the extent to which fair value is less than amortized cost basis, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security. Credit related unrealized losses are recognized as an allowance for credit losses in the consolidated balance sheets with a corresponding charge in other income (expense), net, in the consolidated statements of operations and comprehensive loss. Non-credit related unrealized losses are recorded in other comprehensive income (loss), as applicable, net of applicable taxes.
Trade accounts receivable are stated net of any write-offs and the allowance for credit losses, at the amount the Company expects to collect. The Company performs ongoing credit evaluations of its customers and generally does not require collateral unless a customer has previously defaulted. The Company maintains an allowance for credit losses, which represents the best estimate of lifetime expected credit losses against the existing accounts receivable, inclusive of unbilled receivables, based on certain factors including the age of the receivable balance, historical write-off experience, past collection experience with the customer, credit quality of the customer, current economic conditions, and reasonable and supportable forecasts of future economic conditions. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Accounts receivable are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. Recoveries of accounts receivable previously written off are recorded as income when received.
While management believes it has exercised prudent judgment and applied reasonable assumptions, there can be no assurance that in the future, changes in economic conditions or other factors would not cause changes in the financial health of our marketable security issuers or our customers. If the financial health deteriorates, the timing and amount of payments received could be impacted and therefore, could result in a change to our estimated credit losses.

Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers.
The Company derives substantially all of its revenue by providing cloud-based contact center products under a usage-based model. The Company’s performance obligations are satisfied over time as the customer has continuous access to its hosted technology platform solutions through its data centers and simultaneously receives and consumes the benefits and the Company performs its services. Other immaterial ancillary revenue is derived from call recording, local caller identification packages, performance/speech analytics, text messaging services and professional services billed monthly on primarily usage-based fees, and to a lesser extent, fixed fees. Professional services, which represents approximately 3% of revenue, are billed on a fixed-price or on a time and material basis and the revenue is recognized over time as the services are rendered.
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

Stock-Based Compensation
Management Incentive Units
During 2019, LiveVox TopCo, LLC (“LiveVox TopCo”), the sole stockholder of the Company prior to the Merger, established a Management Incentive Unit program whereby the LiveVox TopCo board of directors has the power and discretion to approve the issuance of Class B Units of LiveVox TopCo that represent management incentive units (“MIUs”) to any manager, director, employee, officer or consultant of the Company or its subsidiaries. Vesting begins on the date of issuance, and the MIUs vest ratably over five years with 20% of the MIUs vesting on each anniversary of a specified vesting commencement date, subject to the grantee’s continued employment with the Company on the applicable vesting date. Vesting of the MIUs will accelerate upon consummation of a “sale of the company”, which is defined in the LiveVox TopCo limited liability company agreement. The Company recognizes stock-based compensation expense based on the service condition on a straight-line basis over the requisite service period of five years, reduced for actual forfeited MIUs. Stock-based compensation expense for MIUs is measured based on the grant date fair value of the award using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation are holding period, expected share price volatility, discount for lack of marketability, and risk-free interest rate. While the Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense related to the Company’s MIUs.
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

Public and Forward Purchase Warrants
Immediately following the Merger, the Company assumed 833,333 Forward Purchase Warrants (“Forward Purchase Warrants”) and 12,499,995 public warrants (“Public Warrants”) (collectively the “Warrants”) that had been previously issued by Crescent. Each whole Warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments.
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
As of March 31, 2023 and December 31, 2022, no single issuer represented more than 10% of our marketable securities.
As of March 31, 2023 and December 31, 2022, no single customer represented more than 10% of our total accounts receivable. For the three months ended March 31, 2023 and 2022, no single customer represented more than 10% of our revenue.
The Company relies on third parties for telecommunication, bandwidth, and colocation services that are included in cost of revenue.
As of March 31, 2023, two vendors accounted for approximately 34% of our accounts payable. No other single vendor exceeded 10% of our accounts payable at March 31, 2023. At December 31, 2022, one vendor accounted for approximately 38% of our accounts payable. No other single vendor exceeded 10% of our accounts payable at December 31, 2022. We believe there could be a material impact on future operating results should a relationship with an existing significant supplier cease.

Interest rate sensitivity
The term loan portion of the Credit Facility is subject to interest rate risk. Effective the Eighth Amendment entered into on March 31, 2023, the LIBOR benchmark interest rate was replaced with an adjusted SOFR benchmark interest rate. As amended, borrowings under the Credit Facility will accrue interest at a per annum rate, at the Company’s option, based on either (a) a base rate (as defined in the agreement governing the Credit Facility) plus a margin of 4.0% or (b) an adjusted term SOFR (based on one- or three-month interest periods) plus a margin of 5.0%. The Company elected a LIBOR rate at March 31, 2023 and the interest rate for the term loan portion of the Credit Facility was 9.6%. Interest changes affect the fair value of the term loan but the impact on our financial position, cash flows and results of operations was not significant in any period.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2023.
Based on management’s evaluation, our CEO and CFO concluded that, as of March 31, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
10.1*
Eighth Amendment to Credit Agreement, dated as of March 31, 2023, by and among the Company, the other loan parties party thereto, each lender party thereto and PNC Bank, National Association, as administrative agent for the lenders party thereto.

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

LiveVox Holdings, Inc.

Date: May 9, 2023	By:	/s/ John DiLullo

John DiLullo
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Gregg Clevenger

Gregg Clevenger
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)