Form 10-Q
period 2023-06-30
LiveVox Holdings, Inc.
filed 2023-08-08
CIK 1723648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
As of August 4, 2023, the registrant had 94,203,022 shares of Class A common stock, par value $0.0001 per share, issued and outstanding (101,746,772 shares of common stock, less 7,543,750 shares held in escrow).

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
•the Company's reliance on third-party telecommunications and internet service providers and aggregators to provide its products and for other aspects of its business;
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

PART I—FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
LIVEVOX HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,671	$20,742
Marketable securities—available for sale debt securities, current (amortized cost of $44,563 and $49,593 as of June 30, 2023 and December 31, 2022, respectively)	43,738	48,182
Accounts receivable, net of allowance of credit losses of $2,362 and $1,459 as of June 30, 2023 and December 31, 2022, respectively	21,429	21,447
Deferred sales commissions, current	3,507	3,171
Prepaid expenses and other current assets	4,790	5,211
Total current assets	91,135	98,753
Property and equipment, net	2,230	2,618
Goodwill	47,481	47,481
Intangible assets, net	15,054	16,655
Operating lease right-of-use assets	3,734	4,920
Deposits and other	363	371
Deferred sales commissions, net of current	7,769	7,356
Deferred tax asset, net	19	1
Total assets	$167,785	$178,155

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,831	$5,987
Accrued expenses	10,614	12,399
Deferred revenue, current	1,533	1,318
Term loan, current	1,332	982
Operating lease liabilities, current	1,342	1,655
Finance lease liabilities, current	—	11
Total current liabilities	20,652	22,352
Deferred revenue, net of current	382	338
Term loan, net of current	52,604	53,585
Operating lease liabilities, net of current	3,166	3,649
Warrant liability	450	633
Other long-term liabilities	363	363
Total liabilities	77,617	80,920

Commitments and contingencies (Note 9 and 21)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000 shares authorized and none issued and outstanding as of June 30, 2023 and December 31, 2022.	—	—

Common stock, $0.0001 par value per share; 500,000 shares authorized and 94,202 shares issued and outstanding as of June 30, 2023; 500,000 shares authorized and 92,729 shares issued and outstanding as of December 31, 2022.	9	9
Additional paid-in capital	269,918	264,919
Accumulated other comprehensive loss	(1,404)	(2,196)
Accumulated deficit	(178,355)	(165,497)
Total stockholders’ equity	90,168	97,235
Total liabilities & stockholders’ equity	$167,785	$178,155

The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited) (In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenue	$35,375	$32,987	$72,241	$65,080
Cost of revenue	11,140	12,548	24,402	26,180
Gross profit	24,235	20,439	47,839	38,900
Operating expenses
Sales and marketing expense	11,293	14,502	24,773	29,036
General and administrative expense	9,393	8,014	18,564	15,600
Research and development expense	6,859	8,167	14,842	16,657
Total operating expenses	27,545	30,683	58,179	61,293
Loss from operations	(3,310)	(10,244)	(10,340)	(22,393)
Interest expense, net	1,326	744	2,422	1,494
Change in the fair value of warrant liability	(116)	(92)	(183)	(484)
Other expense (income), net	(42)	113	(112)	49
Total other expense, net	1,168	765	2,127	1,059
Pre-tax loss	(4,478)	(11,009)	(12,467)	(23,452)
Provision for (benefit from) income taxes	(89)	(229)	391	315
Net loss	$(4,389)	$(10,780)	$(12,858)	$(23,767)
Comprehensive loss
Net loss	$(4,389)	$(10,780)	$(12,858)	$(23,767)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	140	(153)	206	(202)
Net unrealized gain (loss) on marketable securities	159	(288)	586	(1,176)
Total other comprehensive income (loss), net of tax	299	(441)	792	(1,378)
Comprehensive loss	$(4,090)	$(11,221)	$(12,066)	$(25,145)
Net loss per share
Net loss per share—basic and diluted	$(0.05)	$(0.12)	$(0.14)	$(0.26)
Weighted average shares outstanding—basic and diluted	93,562	91,562	93,204	91,520
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited) (In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2021	90,697	$9	$253,468	$(477)	$(128,022)	$124,978
Foreign currency translation adjustment	—	—	—	(49)	—	(49)
Net unrealized loss on marketable securities	—	—	—	(888)	—	(888)
Stock-based compensation	—	—	2,479	—	—	2,479
Net loss	—	—	—	—	(12,987)	(12,987)
Balance at March 31, 2022	90,697	$9	$255,947	$(1,414)	$(141,009)	$113,533
Gross issuance of shares upon vesting of stock-based awards	1,055	—	—	—	—	—
Shares withheld to cover employees’ withholding taxes for stock-based awards	(205)	—	(317)	—	—	(317)
Foreign currency translation adjustment	—	—	—	(153)	—	(153)
Net unrealized loss on marketable securities	—	—	—	(288)	—	(288)
Stock-based compensation	—	—	3,423	—	—	3,423
Net loss	—	—	—	—	(10,780)	(10,780)
Balance at June 30, 2022	91,547	$9	$259,053	$(1,855)	$(151,789)	$105,418

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2022	92,729	$9	$264,919	$(2,196)	$(165,497)	$97,235
Gross issuance of shares upon vesting of stock-based awards	316	—	—	—	—	—
Shares withheld to cover employees’ withholding taxes for stock-based awards	(108)	—	(294)	—	—	(294)
Net transfer from LiveVox TopCo	—	—	219	—	—	219
Foreign currency translation adjustment	—	—	—	66	—	66
Net unrealized gain on marketable securities	—	—	—	427	—	427
Stock-based compensation	—	—	2,649	—	—	2,649
Net loss	—	—	—	—	(8,469)	(8,469)
Balance at March 31, 2023	92,937	$9	$267,493	$(1,703)	$(173,966)	$91,833
Gross issuance of shares upon vesting of stock-based awards	1,570	—	—	—	—	—
Shares withheld to cover employees’ withholding taxes for stock-based awards	(305)	—	(835)	—	—	(835)
Net transfer from LiveVox TopCo	—	—	18	—	—	18
Foreign currency translation adjustment	—	—	—	140	—	140
Net unrealized gain on marketable securities	—	—	—	159	—	159
Stock-based compensation	—	—	3,242	—	—	3,242
Net loss	—	—	—	—	(4,389)	(4,389)
Balance at June 30, 2023	94,202	$9	$269,918	$(1,404)	$(178,355)	$90,168
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	For the six months ended June 30,
	2023	2022
Operating activities:
Net loss	$(12,858)	$(23,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	481	556
Amortization of identified intangible assets	1,601	1,875
Amortization of deferred loan origination costs	89	54
Amortization of deferred sales commissions	1,759	1,507
Non-cash lease expense	666	931
Stock-based compensation expense	5,891	5,902
Credit loss expense	907	402
Loss on disposition or impairment of asset	509	—
Deferred income tax benefit	(18)	(91)
Net realized loss on sale of marketable securities	75	42
Amortization of premium paid on marketable securities	181	246
Change in the fair value of the warrant liability	(183)	(484)
Changes in assets and liabilities
Accounts receivable	(889)	1,203
Other assets	431	2,340
Deferred sales commissions	(2,507)	(1,919)
Accounts payable	(156)	(409)
Accrued expenses	(1,344)	(3,647)
Deferred revenue	259	(169)
Operating lease liabilities	(795)	(990)
Net cash used in operating activities	(5,901)	(16,418)
Investing activities:
Purchases of property and equipment	(48)	(772)
Purchases of marketable securities	(12,965)	(5,413)
Proceeds from sale of marketable securities	10,097	3,451
Proceeds from maturities and principal paydowns of marketable securities	7,643	2,652
Net cash provided by (used in) investing activities	4,727	(82)
Financing activities:
Repayments on loan payable	(421)	(280)
Proceeds from drawdown on line of credit	320	—
Repayments of drawdown on line of credit	(320)	—
Debt issuance costs	(299)	—
Repayments on finance lease obligations	(11)	(13)
Payments of employees’ withholding taxes on net share settlement of stock-based awards	(1,133)	(317)
Principal payments under the structured payable arrangement	(441)	—
Net transfer from LiveVox TopCo	237	—
Net cash used in financing activities	(2,068)	(610)
Effect of foreign currency translation	171	(234)
Net decrease in cash, cash equivalents and restricted cash	(3,071)	(17,344)

Cash, cash equivalents, and restricted cash beginning of period	20,742	47,317
Cash, cash equivalents, and restricted cash end of period	$17,671	$29,973

	For the six months ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Interest paid	$2,696	$1,626
Income taxes paid	899	247
Supplemental schedule of non-cash investing activities:
Net unrealized loss (gain) on marketable securities	$(586)	$1,176
Additional right-of-use assets	—	617

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets (dollars in thousands):

	As of June 30,
	2023	2022
Cash and cash equivalents	$17,671	$29,873
Restricted cash, current	—	100
Total cash, cash equivalents and restricted cash	$17,671	$29,973
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
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany transactions and balances have been

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
eliminated in consolidation. Results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the full annual periods.
Certain prior period amounts have been reclassified to conform to current period presentation. The reclassifications had no impact on the Company’s net income, financial position, stockholders’ equity or cash flows as previously reported.
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
d)    Foreign Currency Translation
The financial position and results of operations of the Company’s international subsidiaries are measured using the local currency as the functional currency. Revenue and expenses have been translated into U.S. dollars at average exchange rates prevailing during the periods presented. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity (accumulated other comprehensive loss), unless there is a sale or complete liquidation of the underlying foreign investments, or the adjustment is inconsequential.
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
and the settlement of liabilities and commitments in the normal course of business. The Company’s main sources of liquidity include:
•Available-for-sale (“AFS”) debt securities, which are all classified as short-term securities to fund current operations and may be liquidated at the Company’s discretion if the need arises. The Company held AFS debt securities of $43.7 million and $48.2 million as of June 30, 2023 and December 31, 2022, respectively. See Note 4 for more information;
•The term loan and revolving credit facility that the Company entered into with PNC Bank on November 7, 2016 (as amended, the “Credit Facility”), which has been amended several times, most recently as of May 31, 2023. As of June 30, 2023, the term loan commitment was $54.5 million, the revolver commitment was $5.0 million and the letter of credit sublimit was $1.5 million. See Notes 9 and 10 for more information.
The Company’s primary use of cash is for operating and administrative activities including employee-related expenses, and general, operating and overhead expenses. Future capital requirements will depend on many factors, including the Company’s customer growth rate, customer retention, timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of the Company’s services, effective integration of acquisition activities, if any, and maintaining the Company’s bank credit facility. Additionally, the duration and extent of the impact from the current macroeconomic and geopolitical conditions continues to depend on future developments that cannot be accurately predicted at this time, such as a tight labor market, inflationary pressures, rising interest rates, volatility in foreign exchange rates, supply chain constraints, recessionary fears and the specific impact of these and other factors on LiveVox’s business, employees, customers and partners. While those factors have caused operational difficulties, and may continue to create challenges for the Company’s performance, they have not, thus far, had a substantial net impact on the Company’s liquidity position.
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
h)    Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company limits its credit risk associated with the cash and cash equivalents by placing investments with banks it believes are highly creditworthy. The Company has exposure to credit risk to the extent cash balances exceed amounts covered by Federal deposit insurance. At June 30, 2023 and December 31, 2022, the Company had no restricted cash. Cash and cash equivalents consist of bank deposits and money market funds.
i)    Marketable Securities
The Company invests in various marketable securities. As of June 30, 2023 and December 31, 2022, the Company designated all of these marketable securities as debt securities and classified them as available-for-sale (“AFS”). No debt securities were classified as held-to-maturity (“HTM”) or trading. Debt securities are classified as current or non-current, based on maturities and the Company’s expectations of sales and redemptions in the next 12 months. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date.
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
The allowance for credit losses activities for the three and six months ended June 30, 2023 and 2022 are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$1,868	$1,385	$1,459	$1,282
Credit loss expense	494	369	907	402
Accounts receivable write-offs	—	(386)	(4)	(403)
Accounts receivable recoveries	—	86	—	173
Balance, end of period	$2,362	$1,454	$2,362	$1,454

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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
m)    Goodwill
Goodwill represents the excess of the purchase price of acquired business over the fair value of the underlying net tangible and intangible assets. The Company performs its annual impairment review of goodwill on October 1 of each year, and when a triggering event occurs between annual impairment tests.
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
During the three and six months ended June 30, 2023 and 2022, no triggering events have occurred that would require an impairment review of goodwill outside of the required annual impairment review, and therefore, no impairment charges were recorded during those periods. Refer to Note 6 for more information.
n)    Impairment of Long-Lived Assets
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value. On January 30, 2023, the Company announced the closure of certain underutilized physical offices within the United States as more of the Company’s employees shift to a hybrid or remote work environment. During the six months ended June 30, 2023, the Company recognized an impairment charge of $0.5 million to reflect the write-down of the carrying amount excess over the

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
fair value of the right-of-use asset for the offices closed. No impairment losses were recognized during the three months ended June 30, 2023 or the three and six months ended June 30, 2022.
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
As of June 30, 2023 and December 31, 2022, no single issuer represented more than 10% of the Company’s marketable securities.
The Company’s customers are primarily in the receivables management, tele-sales and customer care industries. During the three and six months ended June 30, 2023 and 2022, substantially all the Company’s revenue was generated in the United States. For the three and six months ended June 30, 2023 and 2022, no single customer represented more than 10% of the Company’s revenue. As of June 30, 2023 and December 31, 2022, no single customer represented more than 10% of the Company’s accounts receivable.
Concentration of Supplier Risk
The Company relies on third parties for telecommunication, bandwidth, and co-location services that are included in cost of revenue.
As of June 30, 2023, two vendors accounted for approximately 33.4% of the Company’s accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at June 30, 2023. At December 31, 2022, one vendor accounted for approximately 37.7% of the Company’s accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at December 31, 2022. The Company believes there could be a material impact on future operating results should a relationship with an existing significant supplier cease.
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
Professional services for configuration, system integration, optimization or education are billed on a fixed-price or time and material basis and are performed by the Company directly or, alternatively, customers may also choose to perform these services themselves or engage their own third-party service providers. Professional services revenue, which represents approximately 2.0% of revenue, is recognized over time as the services are rendered.
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
r)    Costs to Obtain Customer Contracts (Deferred Sales Commissions)
Sales commissions are paid for initial contracts and expansions of existing customer contracts. Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which the Company has estimated to be five years. The Company determined the period of benefit by taking into consideration the length of the Company’s customer contracts, the customer attrition rate, the life of the technology provided and other factors. Amortization expense is recorded in sales and marketing expense within the Company’s consolidated statements of operations and comprehensive loss. Amortization expense for the three months ended June 30, 2023 and 2022 was $0.9 million and $0.8 million, respectively, and for the six months ended June 30, 2023 and 2022 was $1.8 million and $1.5 million, respectively. No impairment losses were recognized during the three and six months ended June 30, 2023 and 2022.
s)    Advertising

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
The Company expenses non-direct response advertising costs as they are incurred. There were no advertising costs capitalized during the three and six months ended June 30, 2023 and 2022. Advertising expense for the three months ended June 30, 2023 and 2022 was $0.7 million and $1.1 million, respectively, and for the six months ended June 30, 2023 and 2022 was $1.2 million and $1.7 million, respectively. Advertising expense is included under sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.
t)    Research and Development Costs
Research and development costs not related to the development of internal use software are charged to operations as incurred. Research and development expenses primarily include payroll and employee benefits, consulting services, travel, and software and support costs.
u)    Software Development Costs
The Company capitalizes costs of materials, consultants, payroll, and payroll-related costs of employees incurred in developing internal-use software after certain capitalization criteria are met and includes these costs in the computer software. Refer to Note 5 for additional information. Software development costs are expensed as incurred until preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. To date, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations and comprehensive loss. There were no capitalized software development costs related to internal-use software during the three and six months ended June 30, 2023 and 2022.
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
w)    Stock-Based Compensation
The Company measures compensation expense for stock awards granted to employees and non-employees in accordance with ASC 718, Compensation—Stock Compensation. Stock-based compensation is measured at fair value on grant date. The Company classified all stock awards as equity awards at the grant date, and reassesses the liability versus equity treatment on a quarterly basis for any changes that have occurred during the period presented that may result in a reclassification. Equity-classified awards are recognized as stock-based compensation expense over an employee’s requisite service period or a non-employee’s vesting

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
period on the basis of the grant date fair value. The Company elects to account for forfeitures as they occur, rather than making estimates of future forfeitures.
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
2021 Equity Incentive Plan
On June 16, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (as amended, the “2021 Plan”), which became effective upon the closing of the Merger on June 18, 2021. On June 13, 2023, the Compensation Committee approved an amendment to the 2021 Plan to clarify that the limitation on the maximum grant date fair value for awards shall apply only to the Company’s non-employee directors. As of June 30, 2023, the number of shares reserved for issuance is 19,695,679. The Company grants Restricted Stock Units (“RSUs”) and Performance-based Restricted Stock Units (“PSUs”) awards to employees, executives, directors, and eligible consultants of the Company.
RSUs are subject to service conditions only. The Company estimates the grant date fair value of RSUs using the closing price of the Company’s Class A common stock on Nasdaq on the measurement date. Stock-based compensation expense for RSUs issued to employees is recognized on a straight-line basis over the vesting period for the entire award, reduced for actual forfeited RSUs. Stock-based compensation expense for RSUs issued to non-employees is recognized as the goods are received or services are performed. The requisite service period typically ranges from one to six years based on the grantee’s role in the Company. The amount of cumulative compensation cost recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date.
PSUs, which are granted to certain key employees, vest either based on the achievement of predetermined market conditions or based on both service and market conditions. The Company estimates the grant date fair value of PSUs using a Monte Carlo simulation. The Company recognizes stock-based compensation expense for PSUs on a tranche-by-tranche basis (i.e., the accelerated attribution method) over an employee’s requisite service period, which is the longer of the time-vesting period or the derived service period inferred from the valuation model. Stock-based compensation expense of equity-classified PSUs is recognized provided that the good is delivered or the service is rendered, regardless of when, if ever, the market conditions are satisfied.
Payment of the underlying shares in connection with the vesting of employee RSUs and PSUs generally triggers a tax obligation for the employee, which is required to be remitted to the relevant tax authorities. The Company withholds otherwise deliverable RSU or PSU shares having a fair value at the vest date equal to the maximum statutory withholding tax amount and remits the remaining RSU or PSU shares to the employee recipients. Any cash received and paid to meet an employees’ statutory withholding tax requirement is reflected as a financing activity within the consolidated statements of cash flows. During the six months ended June 30, 2023, the Company withheld 412,692 shares to cover employee recipients’ withholding tax obligations.
Non-employee directors acting in their role as members of a board of directors are treated as employees for purpose of ASC 718 if (a) those directors were elected by the Company’s stockholders and (b) the awards granted to non-employee directors are for their services as directors but not for other services. While a non-employee director may be considered an employee under ASC

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
718, he or she is not considered an employee under the IRS statutory withholding requirements. As a result, no shares are withheld to cover withholding taxes for an award issued to a non-employee director. Independent consultants are non-employees under the IRS statutory withholding requirements. As a result, no shares are withheld to cover withholding taxes for an award issued to an independent consultant.
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
Upon consummation of the Merger, the Company concluded that (a) the Public Warrants meet the derivative scope exception for contracts in the Company’s own stock and are recorded in stockholders’ equity and (b) the Forward Purchase Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Forward Purchase Warrants contain provisions that cause the settlement amounts to be dependent upon the characteristics of the holder of the Warrant which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Forward Purchase Warrants are not considered indexed to the Company’s stock and should be classified as a liability. Since the Forward Purchase Warrants meet the definition of a derivative, the Company recorded the Forward Purchase Warrants as liabilities on the consolidated balance sheets at fair value upon the Merger, with an offsetting entry to additional paid-in capital. The gain or loss resulting from decrease or increase in the fair value of the Forward Purchase Warrants in the subsequent periods is recognized in the consolidated statements of operations and comprehensive loss. The fair value of the Forward Purchase Warrants was measured using the Black-Scholes option-pricing model at each measurement date. See Note 19 for further information on fair value.
z)    Restructuring Charges
Restructuring charges associated with management-approved restructuring plans may include employee severance and termination benefits, lease and non-lease contract termination costs, impairment of long-lived assets, and other related costs associated with restructuring activities.
The Company accounts for employee severance and termination benefits that represent a one-time benefit in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company accrues employee severance and termination benefits associated with a one-time benefit arrangement when employees are notified of their termination benefits.
The Company records employee severance and termination benefits in accordance with ASC 712, Compensation - Nonretirement and Postemployment Benefits, if it pays the benefits as part of an ongoing benefit arrangement, which includes benefits provided as part of its established severance policies, a consistent past practice or in accordance with statutory requirements. The Company accrues employee severance and termination benefits associated with an ongoing benefit arrangement when the payment is probable and the amount is reasonably estimable.
Non-lease contract termination costs and other costs associated with restructuring activities are recorded in accordance with ASC 420.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
Please see Note 22 for a full description of the Company’s restructuring actions.
aa)    Recently Adopted Accounting Pronouncements
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The Company adopted the following new accounting pronouncements during the six months ended June 30, 2023:
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) and Codification Improvement Amendments
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, which changes the impairment model for most financial assets, which includes the Company’s accounts receivable and other financial instruments. The new standard replaces the existing incurred loss impairment model with a current expected credit loss impairment model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to AFS debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments—Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, which permits an entity, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets measured at amortized cost basis. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which changes the effective dates for Topic 326 to give implementation relief to certain types of entities. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which includes various narrow-scope improvements and clarifications. In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments, which clarifies and improves certain financial instruments guidance. In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the recognition and measurement guidance for a troubled debt restructuring for creditors that have adopted ASU No. 2016-13 and also requires public business entities to present current-period gross write-offs (on a current year-to-date basis for interim-period disclosures) by year of origination in their vintage disclosures. ASU 2016-13 and all subsequent updates are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. The Company adopted these new standards effective January 1, 2023 on a modified retrospective basis, and the adoption did not result in a material cumulative-effect adjustment in its consolidated financial statements. Please refer to Note 2(i) and Note 2(j) for additional information relating to the Company’s application of new standards to its marketable securities and accounts receivable, respectively.
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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

3.    Revenue
Contract Balance
The following table provides information about accounts receivable, net, and contract liabilities from contracts with customers. The Company did not have any contract assets as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable, net	$21,429	$21,447
Contract liabilities, current (deferred revenue)	1,533	1,318
Contract liabilities, non-current (deferred revenue)	382	338

Changes in the contract liabilities balances are as follows (dollars in thousands):

	June 30, 2023	December 31, 2022	$ Change
Contract liabilities (deferred revenue)	$1,915	$1,656	$259

The increase in deferred revenue was due to billings in advance of performance obligations being satisfied, net of revenue recognized for services rendered during the period presented. Revenue of $0.3 million and $1.1 million was recognized during the three and six months ended June 30, 2023, respectively, which was included in the deferred revenue balance at the beginning of the period. Revenue of $0.4 million and $0.9 million was recognized during the three and six months ended June 30, 2022, respectively, which was included in the deferred revenue balance at the beginning of the period.

Remaining Performance Obligations
Remaining performance obligations represent the contracted minimum usage commitments and do not include an estimate of additional usage in excess of contractual minimum commitments. The Company’s contract terms typically range from one to three years. Revenue as of June 30, 2023 that has not yet been recognized was approximately $176.5 million, of which $95.8 million and $80.7 million is expected to be recognized as revenue within one year and beyond one year, respectively. As of June 30, 2023, the Company expects to recognize revenue on the remaining performance obligations over the next 50 months.
4.    Marketable Securities

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
As of June 30, 2023 and December 31, 2022, the Company designated all marketable securities as debt securities and classified them as AFS. There were no transfers of debt securities among AFS, HTM and trading categories during the three and six months ended June 30, 2023 and 2022.
The following table presents the amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS debt securities at June 30, 2023 aggregated by major security type (dollars in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. corporate securities	$33,220	$1	$(665)	$32,556
U.S. government securities	2,450	—	(16)	2,434
Asset-backed securities	8,144	103	(228)	8,019
Other debt securities	749	—	(20)	729
Total available for sale securities	44,563	104	(929)	43,738
Total debt securities	$44,563	$104	$(929)	$43,738

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

Maturity Analysis
The following table presents the amortized cost and fair value of the Company’s AFS debt securities by contractual maturities at June 30, 2023 (dollars in thousands):

As of June 30, 2023	Amortized Cost	Fair Value
Due in one year or less	$20,701	$20,277
Due after one year through five years	23,862	23,461
Total available for sale securities	44,563	43,738
Total debt securities	$44,563	$43,738

Sales of Marketable Securities
Proceeds from sale of AFS debt securities and the associated gains and losses realized in earnings during the three and six months ended June 30, 2023 and 2022 are listed below (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Proceeds from sale of available for sale debt securities	$2,493	$1,936	$10,097	$3,451

Gross realized gain	$—	$—	$—	$—
Gross realized loss	(24)	(33)	(75)	(42)
Net realized loss on sale of available for sale debt securities	$(24)	$(33)	$(75)	$(42)

Allowance for Credit Losses
At June 30, 2023, the Company reviewed 79 individual AFS debt securities in unrealized loss positions and determined that it does not intend to sell these securities and it is not more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. The Company concluded that the unrealized losses identified as of June 30, 2023 are due to short-term interest rate fluctuations, and not credit losses. Further, the Company noted that the present value of future cash flows discounted using the effective interest rate at the date the security was acquired was equal to or greater than the book value of the security, which further supports the conclusion that there is no credit loss. As such, the Company determined no credit loss existed and did not record an allowance for credit losses for its AFS debt securities at June 30, 2023. The Company will continue to monitor its AFS debt securities on a quarterly basis to assess whether there have been any additional indicators of credit losses.
The following table presents the fair value and unrealized losses of the Company’s AFS debt securities that are in unrealized loss positions and for which an allowance for credit losses has not been recorded at June 30, 2023 (dollars in thousands):

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For 12 Months Or Longer
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. corporate securities	$21,133	$(450)	$11,423	$(215)
U.S. government securities	486	(3)	1,948	(13)
Asset-backed securities	3,361	(120)	4,658	(108)
Other debt securities	729	(20)	—	—
Total available for sale securities	25,709	(593)	18,029	(336)
Total debt securities	$25,709	$(593)	$18,029	$(336)

At December 31, 2022, the Company reviewed 83 individual AFS debt securities in unrealized loss positions and determined that it did not intend to sell these securities and it is not more likely than not that it would be required to sell these securities before recovery of their amortized cost bases. The Company concluded that the unrealized losses identified as of December 31, 2022 were due to short-term interest rate fluctuations, and did not result from credit losses. Further, the Company noted that the present value of future cash flows discounted using the effective interest rate at the date the security was acquired was equal to or greater than the book value of the security, which further supports the conclusion that there was no credit loss. As such, the unrealized loss remains appropriately recorded in other comprehensive income (loss) as of December 31, 2022 and is not adjusted at adoption of ASC 326.
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

Accrued Interest
Accrued interest receivable on AFS debt securities at June 30, 2023 and December 31, 2022 was $0.2 million and $0.2 million, respectively, and was excluded from both the fair value and the amortized cost basis of AFS debt securities and was recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets. There was no interest reversed during the three and six months ended June 30, 2023 and 2022.

5.    Property and Equipment
Property and equipment consisted of the following at June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Computer software	$426	$426
Computer equipment	3,566	3,408
Furniture and fixtures	1,734	1,736
Leasehold improvements	1,537	1,525
Total	7,263	7,095
Less: accumulated depreciation and amortization	(5,033)	(4,477)
Property and equipment, net	$2,230	$2,618

Depreciation and amortization expense for property and equipment totaled $0.2 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and totaled $0.5 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively. Amortization of computer software charged to operations for the three months ended June 30, 2023 and 2022 was immaterial for both periods, and is included in depreciation expense. Amortization of computer software charged to operations for the six months ended June 30, 2023 and 2022 was immaterial and $0.1 million, respectively.

6.    Goodwill and Identified Intangible Assets
Goodwill
Goodwill was recorded as a result of the acquisition of the Company in 2014 by funds affiliated with Golden Gate Capital and the acquisitions made by the Company in 2019 of Teckst Inc. and SpeechIQ LLC.
Subsequent to the annual impairment test completed during the fourth quarter of 2022, the Company believes there have been no triggering events that would require an impairment review of goodwill outside of the required annual impairment review. For the three and six months ended June 30, 2023 and 2022, there was no impairment to the carrying value of the Company’s goodwill.
There were no changes in the carrying amount of goodwill during the six months ended June 30, 2023 or the year ended December 31, 2022.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

Identified Intangible Assets
Intangible assets were acquired in connection with the acquisition of the Company in March 2014 by Golden Gate Capital, and the Company’s acquisition of Teckst Inc., SpeechIQ LLC and BusinessPhone in October 2019, December 2019, and February 2021, respectively.
Amortization expense related to the Company’s identified intangible assets was $0.8 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively, and $1.6 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively. On the face of the consolidated statements of operations and comprehensive loss the amortization of technology-based intangible assets is included within cost of revenue, the amortization of marketing-based and customer-based intangible assets are included within sales and marketing expense, and the amortization of the acquired workforce is included within cost of revenue and research and development expense.
Identified intangible assets consisted of the following at June 30, 2023 (dollars in thousands):

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Remaining Life (In Years)
Marketing-based	$1,400	$(1,366)	$34	0.46
Technology-based	18,300	(17,592)	708	0.80
Customer-based	27,700	(13,619)	14,081	6.89
Workforce-based	380	(149)	231	7.60
	$47,780	$(32,726)	$15,054

Identified intangible assets consisted of the following at December 31, 2022 (dollars in thousands):

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Remaining Life (In Years)
Marketing-based	$1,400	$(1,328)	$72	0.96
Technology-based	18,300	(17,082)	1,218	1.25
Customer-based	27,700	(12,581)	15,119	7.38
Workforce-based	380	(134)	246	6.48
	$47,780	$(31,125)	$16,655

Future amortization of identified intangible assets at June 30, 2023 is shown below (dollars in thousands):

As of June 30, 2023	Amount
Remaining 2023	$1,581
2024	2,321
2025	2,106
2026	2,088
2027	2,020
2028 and beyond	4,938
Total future identified intangible asset amortization	$15,054

7.    Accrued Expenses
Accrued expenses consisted of the following at June 30, 2023 and December 31, 2022 (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	June 30, 2023	December 31, 2022
Accrued bonuses	$2,774	$4,078
Accrued paid time off	2,414	2,743
Accrued commissions	1,487	1,726
Principal and interest payable under the structured payable arrangement	—	444
Other accrued expenses	3,939	3,408
Total accrued expenses	$10,614	$12,399

In July 2022, the Company entered into a financing arrangement with a third-party intermediary to establish a structured payable arrangement related to the Company’s commercial insurance policy on directors and officers. The structured payable arrangement was paid through three quarterly installment payments on August 22, 2022, November 22, 2022 and February 22, 2023. The following table summarizes the changes in the principal and interest payable under the structured payable arrangement during the six months ended June 30, 2023 (dollars in thousands):

Structured payable arrangement
Liability as of December 31, 2022	$444
Cash payments	(444)
Liability as of June 30, 2023	$—

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
There were no finance leases as of June 30, 2023 and the balance of finance leases was immaterial as of December 31, 2022.
The operating lease cost was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$412	$555	$1,343	$1,075

On January 30, 2023, the Company announced the closure of certain underutilized physical offices within the United States as more of the Company’s employees shift to a hybrid or remote work environment. During the six months ended June 30, 2023, the Company recognized an impairment charge of $0.5 million to reflect the write-down of the carrying amount excess over the

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
fair value of the right-of-use asset for the offices closed, which is included in the operating lease cost discussed above. No impairment charge was recorded during the three months ended June 30, 2023 or the three and six months ended June 30, 2022.
Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$987	$1,168
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$617

Supplemental balance sheet information related to operating leases was as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$3,734	$4,920
Operating lease liabilities:
Operating lease liabilities—current	$1,342	$1,655
Operating lease liabilities—less current portion	3,166	3,649
Total operating lease liabilities	$4,508	$5,304

Weighted average remaining terms were as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	3.50 years	3.77 years

Weighted average discount rates were as follows:

	June 30, 2023	December 31, 2022
Weighted average discount rate
Operating leases	9.2%	8.9%

Maturities of lease liabilities were as follows (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

As of June 30, 2023	Operating leases
Remaining 2023	$956
2024	1,245
2025	1,085
2026	1,031
2027	517
Total lease payments	4,834
Less: imputed interest	(326)
Total	$4,508

As of June 30, 2023, the Company had no operating leases which had been executed but not yet commenced.

9.    Borrowings Under Term Loan and Line of Credit
At June 30, 2023 and December 31, 2022, term loan borrowings were as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Total term loan obligations	$53,936	$54,567
Less: current portion of term loan	(1,332)	(982)
Long-term term loan obligations	$52,604	$53,585

The Company entered into a term loan and revolving credit facility with PNC Bank on November 7, 2016 (as amended, the “Credit Facility”), which has been amended several times. The term loan is due December 31, 2025. On March 31, 2023, the Company entered into the Eighth Amendment to the Credit Facility (the “Eighth Amendment”). The Eighth Amendment, among other changes, (a) resets the existing annual recurring revenue financial covenant beginning with the testing period ending March 31, 2023, and (b) amends the interest rate provisions, including to replace the LIBOR benchmark interest rate with an adjusted SOFR benchmark interest rate (as defined in the agreement governing the Credit Facility). As amended, borrowings under the Credit Facility will accrue interest at a per annum rate, at the Company’s option, based on either (a) a base rate (as defined in the agreement governing the Credit Facility) plus a margin of 4.0% or (b) an adjusted term SOFR (based on one- or three-month interest periods) plus a margin of 5.0%. On May 31, 2023, the Company entered into the Ninth Amendment to the Credit Facility, which provides clarification related to the letter of credit fees. All other terms and conditions remain the same. The Company elected an adjusted SOFR rate at June 30, 2023 and the interest rate for the term loan portion of the Credit Facility was 10.2%.
As of June 30, 2023, the term loan commitment was $54.5 million, the revolver commitment was $5.0 million and the letter of credit sublimit was $1.5 million. Term loan repayments made by the Company totaled $0.3 million and $0.1 million during the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $0.3 million during the six months ended June 30, 2023 and 2022, respectively.
The Company incurred original issue discount of $0.3 million related to the Eighth Amendment, which, along with the remaining balance of the previously deferred original issue discount and loan fees in the amount of $0.3 million related to the original Credit Facility and all previous amendments, is amortized and recorded to interest expense over the remaining term of the amended Credit Facility using the effective interest method. Third party loan fees associated with the Eighth Amendment were $0.1 million and expensed upon close of the loan. Total unamortized loan costs associated with the term loan totaled $0.5 million and $0.3 million at June 30, 2023 and December 31, 2022, respectively and are recorded within term loan, net of current.
The Company was in compliance with all debt covenants at June 30, 2023 and December 31, 2022 and was in compliance with all debt covenants as of the date of issuance of these consolidated financial statements. There was no unused borrowing capacity under the term loan portion of the Credit Facility at June 30, 2023 and December 31, 2022. On March 31, 2023, the Company drew down approximately $0.3 million under the revolving portion of the Credit Facility to pay for the original issue discount related to the Eighth Amendment, which was repaid in full by the Company as of June 30, 2023. The interest rate for the

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
revolving portion of the Credit Facility on June 30, 2023 was zero. There were no amounts outstanding under the revolving portion of the Credit Facility as of December 31, 2022.
Aggregate principal maturities of the term loan as of June 30, 2023 were as follows (dollars in thousands):

As of June 30, 2023	Amount to Mature
Remaining 2023	$561
2024	1,753
2025	52,158
Total	$54,472

The net carrying amount of the liability component of the term loan was as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Principal	$54,472	$54,893
Less: Unamortized issuance costs	(536)	(326)
Net carrying amount	$53,936	$54,567

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

11.    Related Party Transactions
The Company pays monthly board of director fees plus reimbursement of expenses incurred on behalf of the Company to members of the Company’s board of directors. During the three and six months ended June 30, 2023, board of director fees totaled $0.3 million and $0.6 million, respectively, and expense reimbursements were immaterial during both periods. The Company also granted RSUs to directors on August 18, 2021, August 5, 2022 and June 16, 2023 under the 2021 Plan. Stock-based compensation expense relating to the RSU awards granted to the board of directors totaled $0.5 million and $1.0 million during the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2022, board of director fees totaled $0.2 million and $0.4 million, respectively, and expense reimbursements were immaterial during both periods. Stock-based compensation expense relating to the RSU awards granted to the board of directors totaled $0.2 million and $0.3 million during the three and six months ended June 30, 2022, respectively. The unpaid balance of board of director fees due to related parties was immaterial as of June 30, 2023 and December 31, 2022.
There were no related party accounts receivable as of June 30, 2023 and December 31, 2022.
The related party transactions with affiliate companies were immaterial during the three and six months ended June 30, 2023 and 2022.

12.    Stock Warrants
Public and Forward Purchase Warrants
Immediately following the Merger, LiveVox assumed 833,333 Forward Purchase Warrants and 12,499,995 Public Warrants that had been previously issued by Crescent. Each whole Warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
As of June 30, 2023, there were 13,333,328 Warrants outstanding, and no Warrants have been exercised.

13.    Stockholders’ Equity
Common Stock
On June 22, 2021, the Company’s Class A common stock, publicly traded warrants and publicly traded units began trading on Nasdaq under the ticker symbols “LVOX”, “LVOXW” and “LVOXU,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2023, the Company had 94,201,711 shares of Class A common stock issued and outstanding (101,745,461 shares of common stock, less 7,543,750 of which are held in an escrow account to be released only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021 (the “Escrowed Shares”)). As of December 31, 2022, 500,000,000 shares of Class A common stock were authorized, and 92,729,127 shares were issued and outstanding (100,272,877 shares of common stock, less 7,543,750 Escrowed Shares).
The accumulated other comprehensive loss and accumulated deficit are included in stockholders’ equity. At June 30, 2023 and December 31, 2022, the accumulated other comprehensive loss totaled $1.4 million and $2.2 million, respectively. The Company’s accumulated deficit totaled $178.4 million and $165.5 million at June 30, 2023 and December 31, 2022, respectively.

Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share. As of June 30, 2023, no shares of LiveVox preferred stock were issued and outstanding. As of December 31, 2022, 25,000,000 shares of preferred stock were authorized, and no shares of preferred stock were issued and outstanding.

Net Transfer from LiveVox TopCo
During the six months ended June 30, 2023, the Company received $0.2 million from LiveVox TopCo to pay for the bonuses to the Company’s Chief Financial Officer in connection with the consummation of the Merger, and recorded it as additional paid-in-capital in the consolidated balance sheets.

14.    Analysis of the Changes in Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets includes foreign currency translation items associated with the Company’s foreign operations, and unrealized gain (loss) on the Company’s AFS debt

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
securities. Following is an analysis of the changes in accumulated other comprehensive loss, net of applicable taxes, at June 30, 2023 and 2022 (dollars in thousands):

	June 30, 2022
	Foreign currency translation adjustment	Net unrealized gain (loss) on marketable securities	Total accumulated other comprehensive loss
Balance, beginning of period	$(300)	$(177)	$(477)
Other comprehensive loss	(202)	(1,176)	(1,378)
Balance, end of period	$(502)	$(1,353)	$(1,855)

	June 30, 2023
	Foreign currency translation adjustment	Net unrealized gain (loss) on marketable securities	Total accumulated other comprehensive loss
Balance, beginning of period	$(784)	$(1,412)	$(2,196)
Other comprehensive income	206	586	792
Balance, end of period	$(578)	$(826)	$(1,404)

Components of other comprehensive income (loss) and related taxes for the three and six months ended June 30, 2023 and 2022 are as follows (dollars in thousands):

	Three Months Ended June 30,
	2023			2022
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Foreign currency translation adjustment	$143	$3	$140	$(156)	$(3)	$(153)
Net unrealized gain (loss) on marketable securities	162	3	159	(295)	(7)	(288)
Total other comprehensive income (loss)	$305	$6	$299	$(451)	$(10)	$(441)

	Six Months Ended June 30,
	2023			2022
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Foreign currency translation adjustment	$200	$(6)	$206	$(199)	$3	$(202)
Net unrealized gain (loss) on marketable securities	568	(18)	586	(1,160)	16	(1,176)
Total other comprehensive income (loss)	$768	$(24)	$792	$(1,359)	$19	$(1,378)

The amount of net realized loss on sale of marketable securities that has been previously included as net unrealized loss in other comprehensive income (loss) and then reclassified out of other comprehensive income (loss) into earnings is $0.1 million during the six months ended June 30, 2023 and immaterial during the three months ended June 30, 2023 and the three and six months ended June 30, 2022.

15.    Stock-Based Compensation
Management Incentive Units
As of June 30, 2023, all MIUs are classified as equity. MIU activities for the six months ended June 30, 2023 are summarized as follows (in thousands, except for per share data):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (1)
Outstanding at December 31, 2022	1,896	$0.79
Granted	—	—
Vested	(632)	0.79
Forfeited	(215)	0.79
Outstanding at June 30, 2023	1,049	$0.79	1.00 year
(1) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.

2021 Equity Incentive Plan
Restricted Stock Units
As of June 30, 2023, all RSUs granted to employees and non-employees are classified as equity.
Employee RSU activities for the six months ended June 30, 2023 are summarized as follows (in thousands, except for per share data):

	Equity-classified RSUs - employee (1)
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (2)
Outstanding at December 31, 2022	8,110	$4.00
Granted	3,992	2.62
Vested	(1,881)	3.51
Forfeited	(981)	4.47
Outstanding at June 30, 2023	9,240	$3.45	1.65 years
(1) Represents awards granted to employees, executives and directors of the Company.
(2) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.
The aggregate fair value of employee RSUs outstanding as of June 30, 2023, based on the fair value at the reporting period end, was $25.4 million. The aggregate fair value of employee RSUs vested during the six months ended June 30, 2023, based on the fair value on the vest date, was $5.1 million.

Non-employee RSU activities for the six months ended June 30, 2023 are summarized as follows (in thousands, except for per share data):

	Equity-classified RSUs - non-employee (1)
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (2)
Outstanding at December 31, 2022	19	$2.91
Granted	—	—
Vested	(4)	2.77
Forfeited	—	—
Outstanding at June 30, 2023	15	$2.96	1.39 years

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(1) Represents awards granted to eligible consultants of the Company.
(2) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.
The aggregate fair value of non-employee RSUs outstanding as of June 30, 2023, based on the fair value at the reporting period end, was immaterial. The aggregate fair value of non-employee RSUs vested during the six months ended June 30, 2023, based on the fair value on the vest date, was immaterial.

Performance-Based Restricted Stock Units
As of June 30, 2023, all PSUs granted to employees are classified as equity.
As discussed in Note 2(w), the Company estimates the fair value of the PSUs at each measurement date by using a Monte Carlo simulation. The key inputs used in the Monte Carlo simulation are stock price, expected share price volatility, expected life, risk-free interest rate, and vesting hurdles. The stock price is based on the closing price of the Company’s Class A common stock on Nasdaq as of the valuation date. The volatility input is estimated using the volatility of the Company’s peer companies as well as the Company’s own implied volatility. The expected life of the PSUs is 30 years and all PSUs are assumed to be fully vested at the end of year 30. The risk-free interest rate is based on the Thirty-year Constant Maturity Treasury Rate. The vesting hurdles are set forth in the PSU agreement. The weighted average assumptions (weighted by relative grant date fair value) used in the Monte Carlo simulation to value PSUs granted during the periods presented are as follows:

	June 30, 2023	December 31, 2022
Stock price	$2.59	$4.94
Measurement period	30.00 years	30.00 years
Expected volatility	52.50%	47.50%
Risk-free rate	3.73%	2.24%
Vesting hurdle 1	$4.42	$12.50
Vesting hurdle 2	$—	$15.00
Vesting hurdle 3	$—	$17.50

PSU activities for the six months ended June 30, 2023 are summarized as follows (in thousands, except for per share data):

	Equity-classified PSUs - employee (1)
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (2)
Outstanding at December 31, 2022	1,707	$6.39
Granted	211	2.59
Vested	—	—
Forfeited	(170)	6.28
Outstanding at June 30, 2023	1,748	$5.94	8.91 years
(1) Represents awards granted to employees and executives of the Company.
(2) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.
The aggregate fair value of PSUs outstanding as of June 30, 2023, based on the fair value at the reporting period end, was $4.8 million. None of the PSUs vested during the six months ended June 30, 2023.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
Stock-Based Compensation Expense
The following tables present the Company’s stock-based compensation expense by financial statement line item and by award type for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$257	$403	$365	$715
Sales and marketing expense	557	870	876	1,477
General and administrative expense	1,512	941	2,889	1,601
Research and development expense	916	1,209	1,761	2,109
Total stock-based compensation	$3,242	$3,423	$5,891	$5,902

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Equity-classified awards:
MIUs	$104	$139	$207	$278
RSUs - employee	2,879	2,997	5,330	5,064
RSUs - non-employee	5	15	10	23
PSUs - employee	254	272	344	537
Total equity-classified awards	3,242	3,423	5,891	5,902
Total stock-based compensation	$3,242	$3,423	$5,891	$5,902

There were no income tax benefits recognized for the six months ended June 30, 2023 and 2022, related to tax deductions from RSU awards vesting during that period. Due to the Company’s net operating loss, the related tax deductions result in deferred tax assets that are fully offset with a valuation allowance.
As of June 30, 2023, unrecognized stock-based compensation expense related to unvested awards by award type and their expected weighted-average recognition periods are summarized in the following table (dollars in thousands):

	Unrecognized Stock-based Compensation Expense	Weighted-average Recognition Period (1)
Equity-classified awards:
MIUs	$622	1.50 years
RSUs - employee	30,062	3.03 years
RSUs - non-employee	42	2.64 years
PSUs - employee	8,597	8.91 years
Total equity-classified awards	39,323
Total unrecognized stock-based compensation	$39,323
(1) The weighted-average recognition period is calculated as the sum of the weighted remaining period to recognize expense for unvested awards divided by the sum of the shares that are expected to vest for all awards that have not vested or expired by the end of the reporting period. For awards for which the straight-line method is used for expense recognition, the remaining recognition period is the amount of time between the end of the reporting period and the end of the entire award. For awards for which the accelerated attribution method is used for expense recognition, the remaining recognition period is the amount of time between the end of the reporting period and the end of each separately vesting portion of the award.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
16.    Geographic Information
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by geographic area for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$32,940	$30,756	$67,411	$60,305
Americas (excluding United States)	794	936	1,704	1,988
Asia	1,618	1,256	3,080	2,715
Europe	23	39	46	72
Total revenue	$35,375	$32,987	$72,241	$65,080

In addition, 99.5% of the Company’s revenue is denominated in U.S. dollars and 0.5% is denominated in foreign currencies.

Property and Equipment
The following table summarizes total property and equipment, net in the respective locations at June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
United States	$1,043	$1,291
Americas (excluding United States)	291	309
Asia	896	1,018
Property and equipment, net	$2,230	$2,618

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
The provision for (benefit from) income taxes was $(0.1) million and $(0.2) million for the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively. The benefit from or provision for income taxes for the three and six months ended June 30, 2023 and 2022 consisted primarily of foreign and state income taxes.
The effective tax rates were 2.00% and 2.21% for the three months ended June 30, 2023 and 2022, respectively, and (3.15)% and (1.38)% for the six months ended June 30, 2023 and 2022, respectively. The change in the effective tax rate for the six

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
months ended June 30, 2023, relative to 2022, was primarily attributable to the change in valuation allowance, an increase in state taxes and certain non-deductible expenses.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, India and Colombia. The tax returns are subject to statutes of limitations that vary by jurisdiction. At June 30, 2023, the Company remains subject to U.S. and certain state income tax examinations for tax years 2019 through 2022, and in certain other states for tax years 2018 through 2022. However, due to the Company’s net operating loss carryforwards in various jurisdictions, tax authorities have the ability to adjust carryforwards related to closed years.

18.    Retirement Benefit Plan
The Company amended its existing 401(k) plan (the “Plan”) effective on July 1, 2018. The amended Plan covers eligible employees immediately upon employment with the Company. Participants may contribute up to a maximum percentage of their annual compensation to the Plan as determined by the Company limited to the maximum annual amount set by the Internal Revenue Service. The Plan provides for traditional tax-deferred and Roth 401(k) contribution options. Prior to the Plan amendment, the Company did not provide a matching contribution. The Company began matching fifty percent of the employee contribution up to a maximum of $200 per pay period, limited to $4,800 annually, upon adoption of the Plan. One hundred percent of the employer match vests immediately. Effective January 1, 2022, the Company removed the maximum $200 per pay period matching contribution limitation, and began matching fifty percent of the employee contribution up to a maximum of $4,800 per plan year. The Company made matching contributions totaling $0.2 million and $0.3 million during the three months ended June 30, 2023 and 2022, respectively, and $0.5 million and $0.7 million during the six months ended June 30, 2023 and 2022, respectively.

19.    Fair Value Measurement
The following table sets forth the fair value of the Company’s assets and liabilities at June 30, 2023 (dollars in thousands):

	Level 1	Level 2	Level 3	Totals
Cash and cash equivalents	$17,671	$—	$—	$17,671
Marketable securities—available for sale debt securities	—	43,738	—	43,738
Total assets	$17,671	$43,738	$—	$61,409

Term loan	$—	$53,936	$—	$53,936
Warrant liability—Forward Purchase Warrants	—	—	450	450
Total liabilities	$—	$53,936	$450	$54,386

The following table sets forth the fair value of the Company’s assets and liabilities at December 31, 2022 (dollars in thousands):

	Level 1	Level 2	Level 3	Totals
Cash and cash equivalents	$20,742	$—	$—	$20,742
Marketable securities—available for sale debt securities	—	48,182	—	48,182
Total assets	$20,742	$48,182	$—	$68,924

Term loan	$—	$54,567	$—	$54,567
Finance lease obligations	—	11	—	11
Warrant liability—Forward Purchase Warrants	—	—	633	633
Total liabilities	$—	$54,578	$633	$55,211

Level 1 and Level 2 of the Fair Value Hierarchy

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
As of June 30, 2023 and December 31, 2022, the carrying amounts of the Company’s cash, cash equivalents and restricted cash approximate their fair values due to their short maturities and have been classified as Level 1 of the fair value hierarchy. The fair value of the term loan and finance lease obligations approximates their carrying value. The fair value is determined based on observable inputs on the price of the term loan in the market and has been classified as Level 2 of the fair value hierarchy. The fair value of the Company’s AFS debt securities is determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers and has been classified as Level 2 of the fair value hierarchy. Refer to Note 4 for additional information regarding the fair value of the Company’s marketable securities.

Level 3 of the Fair Value Hierarchy
The Company’s liability related to the Forward Purchase Warrants is measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. There were no other assets or liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022.
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
The following table provides quantitative information regarding assumptions used in the Black Scholes option-pricing model to determine the fair value of the Forward Purchase Warrants:

	June 30, 2023	December 31, 2022
Stock price	$2.75	$2.97
Exercise price	$11.50	$11.50
Contractual term	3.00 years	3.50 years
Expected volatility	77.50%	77.50%
Risk-free rate	4.50%	4.20%
Dividend yield	0.00%	0.00%

Changes in the Level 3 Fair Value Measurement
The changes in fair value of the Level 3 liabilities are as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Balance, beginning of period	$633	$767
Changes in fair value of warrant liability	(183)	(134)
Balance, end of period	$450	$633

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
During the three and six months ended June 30, 2023, the gain recognized due to decrease in the fair value of warrant liability was $0.1 million and $0.2 million respectively, and was recorded within other income (expense), net in the consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2022, the gain recognized due to decrease in the fair value of warrant liability was $0.1 million and $0.5 million, respectively.

20.    Basic and Diluted Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of Class A common stock outstanding during the period presented, including net issuance of shares upon vesting stock-based payment awards and excluding unvested stock-based payment awards and shares withheld to cover employees’ withholding taxes upon vesting of stock-based payment awards. Diluted net loss per share is computed giving effect to all potentially dilutive shares of Class A common stock, including Class A common stock issuable upon vesting of stock-based payment awards and contingent earnout shares. Basic and diluted loss per share was the same for each period presented as the inclusion of all potential Class A common stock outstanding would have been antidilutive.
The computation of loss per share and weighted average shares of the Company’s common stock outstanding for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Loss attributable to common stockholders—basic and diluted	$(4,389)	$(10,780)	$(12,858)	$(23,767)
Denominator:
Weighted average shares outstanding—basic and diluted	93,562	91,562	93,204	91,520
Loss per share:
Basic and diluted	$(0.05)	$(0.12)	$(0.14)	$(0.26)

The following outstanding common stock equivalents were either considered antidilutive or were contingently issuable upon the resolution of their contingencies, and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earn-Out Shares (1)	5,000	5,000	5,000	5,000
Lock-Up Shares (2)	2,544	2,544	2,544	2,544
Finders Agreement Shares (3)	1,644	1,644	1,644	1,644
Warrants to purchase common stock	13,333	13,333	13,333	13,333
Shares withheld to cover employees’ withholding taxes upon vesting of RSUs	305	205	413	205
Unvested RSUs	9,255	5,749	9,255	5,749
Unvested PSUs	1,748	1,737	1,748	1,737
Total	33,829	30,212	33,937	30,212
(1) As additional consideration payable to the LiveVox Stockholder, the Company issued 5,000,000 shares of Class A common stock (the “Earn-Out Shares”) held in an escrow account to be released only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021. No contingent consideration shares were issued or released during the three and six months ended June 30, 2023 and 2022.
(2) Represents 2,543,750 shares of converted Class A common stock held by the SPAC sponsor and certain independent directors (the “Lock-Up Shares”) immediately following the closing, which were placed in an escrow

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
account to be subject to release only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021. No contingent consideration shares were issued or released during the three and six months ended June 30, 2023 and 2022.
(3) Represents 1,643,750 shares of Class A common stock (the “Finders Agreement Shares”) to be issued only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021, pursuant to the terms of the Finders Agreement. No contingent consideration shares were issued during the three and six months ended June 30, 2023 and 2022.

21.    Commitments and Contingencies
Commitments
As of June 30, 2023 and December 31, 2022, $54.5 million and $54.9 million of the term loan principal was outstanding, respectively. The term loan is due December 31, 2025. See Note 9 for more information.
On June 29, 2023, the Company renewed an agreement for cloud services under which the Company has a non-cancelable minimum spend commitment in exchange for negotiated discounts on fees for use of eligible services. The total non-cancelable spend commitment is approximately $40.3 million for the period from July 1, 2023 to June 30, 2026.

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

Indemnification Agreements
The Company has entered into indemnification agreements with its directors, officers and certain employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. As of June 30, 2023 and December 31, 2022, there were no claims that the Company is aware of that could have a material effect on its consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

Litigation and Claims
From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, investigations, and litigation. As of the date of issuance of these consolidated financial statements, the Company is not a party to any claims that would have a material adverse effect on its business operations or financial position.

22.    Restructuring
2022 Restructuring Plan
On August 1, 2022, the Company initiated a restructuring plan (the “2022 Restructuring Plan”), following a review of the Company’s business, operating expenses and the macroeconomic environment. The purpose of the 2022 Restructuring Plan was to reduce the Company’s cost structure and improve its operational efficiency.
The 2022 Restructuring Plan included a reduction of approximately 3% of the Company’s global workforce. Restructuring charges incurred as a result of the 2022 Restructuring Plan totaled $0.9 million, and consist primarily of employee severance and termination benefits. The unpaid balance of restructuring charges was $0.1 million as of June 30, 2023, which the Company expects to pay off by the end of 2023.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

2023 Restructuring Plan
On January 13, 2023, the Company authorized a new restructuring plan (the “2023 Restructuring Plan”). Management, with the oversight and guidance of the Company’s board of directors, determined to implement the 2023 Restructuring Plan following a review of the Company’s business, operating expenses and the macroeconomic environment. The 2023 Restructuring Plan was intended to reduce the Company’s cost structure and improve its operational efficiency.
The 2023 Restructuring Plan included a reduction of approximately 98 employees, comprising approximately 16% of the Company’s global workforce. Restructuring charges incurred as a result of the 2023 Restructuring Plan totaled $3.2 million, and consist primarily of employee severance and termination benefits. The 2023 Restructuring Plan charges were fully paid off in the second quarter of 2023.

Restructuring Charges
The following table summarizes (a) restructuring charges incurred as a result of the 2022 Restructuring Plan and the 2023 Restructuring Plan, by major type of cost and by financial statement line item, and (b) the changes in the liability for restructuring charges, included within accrued expenses on the consolidated balance sheets (dollars in thousands):

	2022 Restructuring Plan		2023 Restructuring Plan				Aggregate Total
	Employee severance and termination benefits	Subtotal	Employee severance and termination benefits	Non-lease contract termination costs	Other costs	Subtotal
Liability as of December 31, 2021	$—	$—	$—	$—	$—	$—	$—
Restructuring charges
Cost of revenue	400	400	—	—	—	—	400
Sales and marketing expense	147	147	—	—	—	—	147
General and administrative expense	—	—	—	—	—	—	—
Research and development expense	5	5	—	—	—	—	5
Total restructuring charges	552	552	—	—	—	—	552
Cash payments	(552)	(552)	—	—	—	—	(552)
Liability as of December 31, 2022	$—	$—	$—	$—	$—	$—	$—
Restructuring charges
Cost of revenue	—	—	1,110	63	2	1,175	1,175
Sales and marketing expense	242	242	1,350	—	—	1,350	1,592
General and administrative expense	—	—	43	—	—	43	43
Research and development expense	101	101	658	—	—	658	759
Total restructuring charges	343	343	3,161	63	2	3,226	3,569
Cash payments	—	—	(2,991)	(37)	(2)	(3,030)	(3,030)
Liability as of March 31, 2023	$343	$343	$170	$26	$—	$196	$539
Restructuring charges
Cost of revenue	—	—	(20)	—	—	(20)	(20)
Sales and marketing expense	4	4	(21)	—	—	(21)	(17)
General and administrative expense	—	—	—	—	—	—	—
Research and development expense	—	—	(6)	—	—	(6)	(6)
Total restructuring charges	4	4	(47)	—	—	(47)	(43)
Cash payments	(224)	(224)	(123)	(26)	—	(149)	(373)
Liability as of June 30, 2023	$123	$123	$—	$—	$—	$—	$123

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
23.    Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.
RSU Grants
On July 1, 2023, the Company granted 2,463,452 annual refresh RSU grants to non-executive employees and eligible consultants, pursuant to the Company’s 2021 Plan. Each RSU had a grant date fair value of $2.75. The total stock-based compensation expense for RSUs of $6.8 million shall be amortized over the vesting period of 46 months and recorded to cost of revenue and operating expenses within the consolidated statements of operations and comprehensive loss.

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
We typically sell our products to customers under one- to three-year subscription contracts that stipulate a minimum amount of monthly usage and associated revenue with the ability for the customer to consume excess usage above the minimum contract amount, all recognized on a monthly basis following deployment to the customer. Excess usage revenue is deemed to be specific to the month in which the usage occurs, since the minimum usage commitments reset at the beginning of each month. Subscription revenue accounted for 99.2% and 98.0% for the three and six months ended June 30, 2023, respectively, and 98.0% and 98.0% for the three and six months ended June 30, 2022, respectively, of our total revenue with the remainder consisting of professional services and other non-recurring revenue derived from the implementation of our products.

Restructuring Events
On August 1, 2022, the Company initiated a restructuring plan (the “2022 Restructuring Plan”) to reduce the Company’s cost structure and improve its operational efficiency. The 2022 Restructuring Plan included a reduction of approximately 3% of the Company’s global workforce. Restructuring charges incurred as a result of the 2022 Restructuring Plan totaled $0.9 million, and consist primarily of employee severance and termination benefits. The unpaid balance of restructuring charges was $0.1 million as of June 30, 2023, which the Company expects to pay off by the end of fiscal 2023.
On January 13, 2023, the Company authorized a restructuring plan (the “2023 Restructuring Plan”). Management, with the oversight and guidance of the Company’s board of directors, determined to implement the 2023 Restructuring Plan following a review of the Company’s business, operating expenses and the macroeconomic environment. The 2023 Restructuring Plan was intended to reduce the Company’s cost structure and improve its operational efficiency. The 2023 Restructuring Plan included a reduction of approximately 98 employees, comprising approximately 16% of the Company’s global workforce. Restructuring charges incurred as a result of the 2023 Restructuring Plan totaled $3.2 million, and consist primarily of employee severance and termination benefits. The 2023 Restructuring Plan charges were fully paid off in the second quarter of fiscal 2023.
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
ARR in the three months ended June 30, 2023 was $140.3 million, which is $10.7 million or 8.3% higher than the $129.6 million of ARR in the three months ended June 30, 2022.

LTM Net Revenue Retention Rate
We believe that our Last Twelve Months (“LTM”) Net Revenue Retention Rate provides us and investors with insight into our ability to retain and grow revenue from our customers and is a meaningful measure of the long-term value of our customer relationships. We calculate LTM Net Revenue Retention Rate by dividing the recurring revenue recognized during the most recent LTM period by the recurring revenue recognized during the LTM period immediately preceding the most recent LTM period, provided, however, that recurring revenue from a customer in the most recent LTM period is excluded from the calculation if recurring revenue was not recognized from that customer in the preceding LTM period. Customers who cease using our products during the most recent LTM period are included in the calculation. For example, LTM Net Revenue Retention for the 12-month period ending June 2023 includes recurring revenue from all customers for whom revenue was recognized from July 2021 to June 2022 regardless of whether such customers increased, decreased, or stopped their use of our products during that period (i.e., old customers), but excludes recurring revenue from all customers who began using our services from July 2022 to June 2023 (i.e., new customers). We define monthly recurring revenue as recurring monthly contract and excess usage revenue, which we calculate separately from one-time, non-recurring revenue by month by customer. We consider all contract and excess usage revenue, which represents 98.0% of our revenue, to be recurring revenue as all of our contracts provide for a minimum commitment amount. We consider professional services revenue and one-time adjustments, which are booked on a one-time, non-recurring basis, to be non-recurring revenue. Professional services and other one-time adjustments are generally not material to the result of the calculation. However, one-time non-recurring revenue is important with respect to timing as we bill installation and non-standard statement of work fees immediately and recognize the revenue as the work is completed, which is generally in advance of the beginning of recurring revenue which is when we recognize the beginning of the LTM period immediately preceding the most recent LTM period.
The following table shows our LTM Net Revenue Retention Rate for the periods presented:

	Twelve Months Ended June 30,		Twelve Months Ended December 31,
	2023	2022	2022	2021
LTM Net Revenue Retention Rate	111%	108%	113%	105%

Our LTM Net Revenue Retention Rate reflects the expansion over time of our existing customers as they add new products and additional units of service. A much higher percentage of the product revenue from our customers is contracted on our per minute pricing model with a minimum commitment as compared to our per agent pricing model with minimum commitments for both agents and units of service.
Our LTM Net Revenue Retention Rate increased by 2.9 percentage points, to 111.1% in the twelve months ended June 30, 2023 from 108.2% in the twelve months ended June 30, 2022. Recurring revenue expansion in the last twelve months ended June 30, 2023 was approximately 0.6 percentage points higher than the last twelve months ended June 30, 2022, and Shrink and Churn in the last twelve months ended June 30, 2023 changed favorably by approximately 2.3 percentage points compared to the last twelve months ended June 30, 2022.
Our LTM Net Revenue Retention Rate increased by 7.7 percentage points, to 113.1% in the twelve months ended December 31, 2022 from 105.4% in the twelve months ended December 31, 2021 primarily as a result of improvement in the excess usage revenue component of the Net Revenue Retention calculation (i.e. less of an unfavorable impact) due to tapering of the impact of COVID-19. Secondarily, the contracted component of the Net Revenue Retention rate for existing customers improved. In addition, monthly minimum contract revenue for all customers grew by 20.2% from fiscal 2021 to fiscal 2022.

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
The following table shows a reconciliation of net loss to Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2023	2022	2023	2022
Net loss	$(4,389)	$(10,780)	$(12,858)	$(23,767)
Non-GAAP adjustments:
Depreciation and amortization (1)	1,039	1,085	2,081	2,431
Long-term equity incentive bonus and stock-based compensation expense (2)	3,242	3,423	5,891	5,902
Interest expense, net	1,326	744	2,422	1,494
Change in the fair value of warrant liability	(116)	(92)	(183)	(484)
Other expense (income), net	(42)	113	(112)	49
Acquisition and financing related fee and expense (3)	—	—	—	10
Transaction-related cost (3)	—	183	—	183
Provision for (benefit from) income taxes	(89)	(229)	391	315
Restructuring cost (4)	(43)	—	3,526	—
Other non-recurring expenses (3)(5)	170	—	765	—
Adjusted EBITDA	$1,098	$(5,553)	$1,923	$(13,867)

(1) Depreciation and amortization expenses included in our results of operations are as follows (dollars in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2023	2022	2023	2022
Cost of revenue	$302	$342	$610	$952
Sales and marketing expense	591	613	1,184	1,221
General and administrative expense	119	94	233	186
Research and development expense	27	36	54	72
Total depreciation and amortization	$1,039	$1,085	$2,081	$2,431

(2) There were no long-term equity incentive bonuses during the periods presented. Stock-based compensation expenses included in our results of operations are as follows (dollars in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2023	2022	2023	2022
Cost of revenue	$257	$403	$365	$715
Sales and marketing expense	557	870	876	1,477
General and administrative expense	1,512	941	2,889	1,601
Research and development expense	916	1,209	1,761	2,109
Total stock-based compensation expenses	$3,242	$3,423	$5,891	$5,902

(3) Included in general and administrative expense for all periods presented.

(4) Restructuring costs relate to charges incurred as a result of the 2022 Restructuring Plan initiated in August 2022 and the 2023 Restructuring Plan initiated in January 2023. These restructuring costs included in our results of operations are as follows (dollars in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2023	2022	2023	2022
Cost of revenue	$(20)	$—	$1,155	$—
Sales and marketing expense	(17)	—	1,575	—
General and administrative expense	—	—	43	—
Research and development expense	(6)	—	753	—
Total restructuring costs	$(43)	$—	$3,526	$—

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
We calculate Non-GAAP gross margin percentage by dividing Non-GAAP gross profit by revenue, expressed as a percentage of revenue.

The following table shows a reconciliation of gross profit to Non-GAAP gross profit for the periods presented (dollars in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2023	2022	2023	2022
Gross profit	$24,235	$20,439	$47,839	$38,900
Depreciation and amortization	302	342	610	952
Long-term equity incentive bonus and stock-based compensation expense	257	403	365	715
Restructuring cost	(20)	—	1,155	—
Non-GAAP gross profit	$24,774	$21,184	$49,969	$40,567

Gross margin %	68.5%	62.0%	66.2%	59.8%
Non-GAAP gross margin %	70.0%	64.2%	69.2%	62.3%

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

Results of Operations
Comparison of the three months ended June 30, 2023 and 2022
The following tables summarize key components of our results of operations for the three months ended June 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended June 30, (unaudited)
	2023	2022
Revenue	$35,375	$32,987
Cost of revenue	11,140	12,548
Gross profit	24,235	20,439
Operating expenses
Sales and marketing expense	11,293	14,502
General and administrative expense	9,393	8,014
Research and development expense	6,859	8,167
Total operating expenses	27,545	30,683
Loss from operations	(3,310)	(10,244)
Interest expense, net	1,326	744
Change in the fair value of warrant liability	(116)	(92)
Other expense (income), net	(42)	113
Total other expense, net	1,168	765
Pre-tax loss	(4,478)	(11,009)
Benefit from income taxes	(89)	(229)
Net loss	$(4,389)	$(10,780)
Net loss per share—basic and diluted	$(0.05)	$(0.12)
Weighted average shares outstanding—basic and diluted	93,562	91,562

Revenue

	Three Months Ended June 30, (unaudited)
	2023	2022	$ Change	% Change
Revenue	$35,375	$32,987	$2,388	7.2%

Revenue increased by $2.4 million, or 7.2%, to $35.4 million in the three months ended June 30, 2023 from $33.0 million in the three months ended June 30, 2022, primarily due to 6.6% growth in contracted revenue driven by the acquisition of new customers and upsells to our existing customer base.

Cost of revenue

	Three Months Ended June 30, (unaudited)
	2023	2022	$ Change	% Change
Cost of revenue	$11,140	$12,548	$(1,408)	(11.2)%
% of revenue	31.5%	38.0%

Cost of revenue decreased by $1.4 million, or 11.2%, to $11.1 million in the three months ended June 30, 2023 from $12.5 million in the three months ended June 30, 2022. The decrease was attributable primarily to a decrease in personnel costs of $1.4 million resulting from the restructuring plans to reduce employee headcount.

Gross profit

	Three Months Ended June 30, (unaudited)
	2023	2022	$ Change	% Change
Gross profit	$24,235	$20,439	$3,796	18.6%
Gross margin percentage	68.5%	62.0%

Gross profit increased by $3.8 million, or 18.6%, to $24.3 million in the three months ended June 30, 2023 from $20.5 million in the three months ended June 30, 2022. The increase in gross profit was a result of increased revenue of $2.4 million and decreased personnel costs of $1.4 million, described above.

Sales and marketing expense

	Three Months Ended June 30, (unaudited)
	2023	2022	$ Change	% Change
Sales and marketing expense	$11,293	$14,502	$(3,209)	(22.1)%
% of revenue	31.9%	44.0%

Sales and marketing expense decreased by $3.2 million, or 22.1%, to $11.3 million in the three months ended June 30, 2023 from $14.5 million in the three months ended June 30, 2022. The decrease was attributable primarily to decreases in personnel costs of $1.8 million and stock-based compensation expenses of $0.3 million resulting from the restructuring plans to reduce employee headcount. In addition, marketing, promotions and tradeshow expenses decreased by $1.0 million as a result of our cost management for marketing spending.

General and administrative expense

	Three Months Ended June 30, (unaudited)
	2023	2022	$ Change	% Change
General and administrative expense	$9,393	$8,014	$1,379	17.2%
% of revenue	26.6%	24.3%

General and administrative expense increased by $1.4 million, or 17.2%, to $9.4 million in the three months ended June 30, 2023 from $8.0 million in the three months ended June 30, 2022. The increase was attributable primarily to increases in accounting, audit and legal fees of $0.8 million in connection with our continued investment in resources as a public company, and stock-based compensation expenses of $0.6 million associated with the grant of annual refresh Restricted Stock Units (“RSUs”) and Performance-based Restricted Stock Units (“PSUs”) to executives in May 2023 under the 2021 Equity Incentive Plan (as amended, the “2021 Plan”).

Research and development expense

	Three Months Ended June 30, (unaudited)
	2023	2022	$ Change	% Change
Research and development expense	$6,859	$8,167	$(1,308)	(16.0)%
% of revenue	19.4%	24.8%

Research and development expense decreased by $1.3 million, or 16.0%, to $6.9 million in the three months ended June 30, 2023 from $8.2 million in the three months ended June 30, 2022. The decrease was attributable primarily to decreases in personnel costs of $0.9 million and stock-based compensation expenses of $0.3 million resulting from the restructuring plans to reduce employee headcount.

Interest expense, net

	Three Months Ended June 30, (unaudited)
	2023	2022	$ Change	% Change
Interest expense, net	$1,326	$744	$582	78.2%
% of revenue	3.7%	2.3%

Interest expense, net increased by $0.6 million, or 78.2%, to $1.3 million in the three months ended June 30, 2023 from $0.7 million in the three months ended June 30, 2022. The increase was attributable primarily to increase in interest expense of $0.6 million associated with higher interest rates in the three months ended June 30, 2023.

Comparison of the six months ended June 30, 2023 and 2022
The following tables summarize key components of our results of operations for the six months ended June 30, 2023 and 2022 (in thousands, except per share data):

	Six Months Ended June 30, (unaudited)
	2023	2022
Revenue	$72,241	$65,080
Cost of revenue	24,402	26,180
Gross profit	47,839	38,900
Operating expenses
Sales and marketing expense	24,773	29,036
General and administrative expense	18,564	15,600
Research and development expense	14,842	16,657
Total operating expenses	58,179	61,293
Loss from operations	(10,340)	(22,393)
Interest expense, net	2,422	1,494
Change in the fair value of warrant liability	(183)	(484)
Other expense (income), net	(112)	49
Total other expense, net	2,127	1,059
Pre-tax loss	(12,467)	(23,452)
Provision for income taxes	391	315
Net loss	$(12,858)	$(23,767)
Net loss per share—basic and diluted	$(0.14)	$(0.26)
Weighted average shares outstanding—basic and diluted	93,204	91,520

Revenue

	Six Months Ended June 30, (unaudited)
	2023	2022	$ Change	% Change
Revenue	$72,241	$65,080	$7,161	11.0%

Revenue increased by $7.2 million, or 11.0%, to $72.2 million in the six months ended June 30, 2023 from $65.1 million in the six months ended June 30, 2022, primarily due to 9.9% growth in contracted revenue driven by the acquisition of new customers and upsells to our existing customer base.

Cost of revenue

	Six Months Ended June 30, (unaudited)
	2023	2022	$ Change	% Change
Cost of revenue	$24,402	$26,180	$(1,778)	(6.8)%
% of revenue	33.8%	40.2%

Cost of revenue decreased by $1.8 million, or 6.8%, to $24.4 million in the six months ended June 30, 2023 from $26.2 million in the six months ended June 30, 2022. The decrease was attributable primarily to a decrease in personnel costs of $2.9 million resulting from decreased headcount, which was partially offset by an increase in employee severance and termination costs of $1.2 million associated with the restructuring plans.

Gross profit

	Six Months Ended June 30, (unaudited)
	2023	2022	$ Change	% Change
Gross profit	$47,839	$38,900	$8,939	23.0%
Gross margin percentage	66.2%	59.8%

Gross profit increased by $8.9 million, or 23.0%, to $47.8 million in the six months ended June 30, 2023 from $38.9 million in the six months ended June 30, 2022. The increase in gross profit was a result of increased revenue of $7.2 million and decreased personnel costs of $2.9 million, which were partially offset by increased employee severance and termination costs of $1.2 million, described above.

Sales and marketing expense

	Six Months Ended June 30, (unaudited)
	2023	2022	$ Change	% Change
Sales and marketing expense	$24,773	$29,036	$(4,263)	(14.7)%
% of revenue	34.3%	44.6%

Sales and marketing expense decreased by $4.3 million, or 14.7%, to $24.8 million in the six months ended June 30, 2023 from $29.0 million in the six months ended June 30, 2022. The decrease was attributable primarily to a decrease in personnel costs of $3.6 million resulting from decreased headcount, which was partially offset by an increase in employee severance and termination costs of $1.6 million associated with the restructuring plans. In addition, stock-based compensation expenses decreased by $0.6 million. In connection with the restructuring plans, any unvested RSUs and PSUs granted under the 2021 Plan to employees terminated in restructuring events were forfeited without consideration, and the stock-based compensation expenses recognized prior to the cancellation were reversed in the six months ended June 30, 2023. Furthermore, marketing, promotions and tradeshow expenses decreased by $1.7 million as a result of cost management for marketing spending.

General and administrative expense

	Six Months Ended June 30, (unaudited)
	2023	2022	$ Change	% Change
General and administrative expense	$18,564	$15,600	$2,964	19.0%
% of revenue	25.7%	24.0%

General and administrative expense increased by $3.0 million, or 19.0%, to $18.6 million in the six months ended June 30, 2023 from $15.6 million in the six months ended June 30, 2022. The increase was attributable primarily to increases in stock-based compensation expenses of $1.3 million, personnel costs of $0.8 million, and accounting, audit and legal fees of $0.7 million, as a result of our continued investment in resources as a public company. In addition, office space expenses increased by $0.3 million mainly due to the impairment loss on right-of-use asset associated with the closure of certain underutilized physical offices within the United States.

Research and development expense

	Six Months Ended June 30, (unaudited)
	2023	2022	$ Change	% Change
Research and development expense	$14,842	$16,657	$(1,815)	(10.9)%
% of revenue	20.5%	25.6%

Research and development expense decreased by $1.8 million, or 10.9%, to $14.8 million in the six months ended June 30, 2023 from $16.7 million in the six months ended June 30, 2022. The decrease was attributable primarily to a decrease in personnel costs of $1.6 million resulting from decreased headcount, which was partially offset by an increase in employee severance and termination costs of $0.8 million associated with the restructuring plans. In addition, stock-based compensation expenses decreased by $0.3 million. In connection with the restructuring plans, any unvested RSUs and PSUs granted under the 2021 Plan to employees terminated in restructuring events were forfeited without consideration, and the stock-based compensation expenses recognized prior to the cancellation were reversed in the six months ended June 30, 2023. Furthermore, software expenses decreased by $0.4 million and consulting and contracted services decreased by $0.2 million.

Interest expense, net

	Six Months Ended June 30, (unaudited)
	2023	2022	$ Change	% Change
Interest expense, net	$2,422	$1,494	$928	62.1%
% of revenue	3.4%	2.3%

Interest expense, net increased by $0.9 million, or 62.1%, to $2.4 million in the six months ended June 30, 2023 from $1.5 million in the six months ended June 30, 2022. The increase was attributable primarily to increased interest expense of $1.1 million associated with higher interest rates in the six months ended June 30, 2023. The increase in interest expense was partially offset by increase in interest income of $0.1 million associated with the marketable securities which we invested since the fourth quarter of fiscal 2021.

Change in the fair value of warrant liability

	Six Months Ended June 30, (unaudited)
	2023	2022	$ Change	% Change
Change in the fair value of warrant liability	$(183)	$(484)	$301	(62.2)%
% of revenue	(0.3)%	(0.7)%

Gain recognized due to change in the fair value of warrant liability decreased by $0.3 million, or 62.2%. The decrease was attributable primarily to a decrease in the fair value of Forward Purchase Warrants of $0.2 million in the six months ended June 30, 2023 compared to decrease in fair value of $0.5 million in the six months ended June 30, 2022. For more information, see Note 19 of the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Liquidity and Capital Resources
Sources of Cash
LiveVox’s consolidated financial statements have been prepared assuming the Company will continue as a going concern for the 12-month period from the date of issuance of the consolidated financial statements, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s main sources of liquidity include:
•Available-for-sale (“AFS”) debt securities, which are all classified as short-term securities to fund current operations and may be liquidated at the Company’s discretion if the need arises. The Company held AFS debt securities of $43.7 million and $48.2 million as of June 30, 2023 and December 31, 2022, respectively. Please see Note 4 to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information;
•The term loan and revolving credit facility that the Company entered into with PNC Bank on November 7, 2016 (as amended, the “Credit Facility”), which has been amended several times, most recently as of May 31, 2023. As of June 30, 2023, the term loan commitment was $54.5 million, the revolver commitment was $5.0 million and the letter of credit sublimit was $1.5 million. Please see Note 9 and 10 to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information.

Cash Requirements
LiveVox’s cash requirements within the next 12 months consist primarily of operating and administrative activities including employee related expenses and general, operating and overhead expenses, current maturities of the Company’s term loan, operating leases, spend commitment and other obligations.
LiveVox’s long-term cash requirements consist of various contractual obligations and commitments, including:
•Term loan – The Company has contractual obligations under its term loan to make principal and interest payments. The principal amount is due December 31, 2025. Please see Note 9 to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of the contractual obligations under the Company’s term loan and the timing of principal maturities;
•Operating lease obligations – The Company leases its corporate headquarters and worldwide offices under operating leases. Please see Note 8 to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report for further detail of the Company’s obligations under operating leases and the timing of expected future lease payments;
•Spend commitment – The Company has a non-cancelable minimum spend commitment under a renewed agreement for cloud services in exchange for negotiated discounts on fees for use of eligible services. Please see Note 21 to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report for further detail of the Company’s spend commitment and the timing of expected future payments;
•Other liabilities – These include other long-term liabilities reflected in the Company’s consolidated balance sheets as of June 30, 2023, including obligations associated with certain employee and non-employee incentive plans, Forward Purchase Warrants, unrecognized tax benefits and various long-term liabilities, which have some inherent uncertainty in the timing of these payments.
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

Comparison of cash flows for the six months ended June 30, 2023 and 2022
The following table summarizes key components of our cash flows for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six Months Ended June 30, (unaudited)
	2023	2022
Net cash used in operating activities	$(5,901)	$(16,418)
Net cash provided by (used in) investing activities	4,727	(82)
Net cash used in financing activities	(2,068)	(610)
Effect of foreign currency translation	171	(234)
Net decrease in cash, cash equivalents and restricted cash	$(3,071)	$(17,344)

Net cash used in operating activities
Cash flows used in operating activities in the six months ended June 30, 2023 decreased by $10.5 million to cash outflows of $5.9 million from cash outflows of $16.4 million during the six months ended June 30, 2022. The decrease to net cash used in operating activities was primarily attributable to a decrease of $10.9 million in net loss and an increase of $1.0 million in non-cash adjustments to net loss. The increase in non-cash items was primarily attributable to increases in impairment loss on right-of-use asset of $0.5 million associated with the closure of certain underutilized physical offices within the United States, and credit loss expense of $0.5 million due to the adoption of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all subsequent updates (collectively, the “ASC 326”) on January 1, 2023. Net cash used in operating activities also included a decrease of $1.4 million in cash from operating assets and liabilities, primarily due to the timing of cash payments to vendors and cash receipts from customers.
Net cash provided by (used in) investing activities
Cash flows provided by (used in) investing activities in the six months ended June 30, 2023 increased by $4.8 million to cash inflows of $4.7 million from cash outflows of $0.1 million during the six months ended June 30, 2022. The increase to net cash provided by (used in) investing activities was primarily attributable to an increase of $6.6 million in proceeds from sale of AFS debt securities and an increase of $5.0 million in proceeds from maturities and principal paydowns of AFS debt securities, partially offset by an increase of $7.6 million in purchases of AFS debt securities.
Net cash used in financing activities
Cash flows used in financing activities in the six months ended June 30, 2023 increased by $1.5 million to cash outflows of $2.1 million from cash outflows of $0.6 million during the six months ended June 30, 2022. The increase to net cash used in financing activities was primarily attributable to payment of employees’ withholding taxes of $0.8 million on net share settlement of stock-based awards under the 2021 Plan, payment of principal of $0.4 million under a structured payable arrangement related to the Company’s commercial insurance policy on directors and officers, and payment of original issue discount of $0.3 million related to the Eighth Amendment to the Credit Facility that the Company entered into on March 31, 2023.

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

Impairment of long-lived assets, including intangible assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value. On January 30, 2023, the Company announced the closure of certain underutilized physical offices within the United States as more of the Company’s employees shift to a hybrid or remote work environment. During the six months ended June 30, 2023, the Company recognized an impairment charge of $0.5 million to reflect the write-down of the carrying amount excess over the fair value of the right-of-use asset for the offices closed. No impairment losses were recognized during the three months ended June 30, 2023 or the three and six months ended June 30, 2022.
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
The Company derives substantially all of its revenue by providing cloud-based contact center products under a usage-based model. The Company’s performance obligations are satisfied over time as the customer has continuous access to its hosted technology platform solutions through its data centers and simultaneously receives and consumes the benefits and the Company performs its services. Other immaterial ancillary revenue is derived from call recording, local caller identification packages, performance/speech analytics, text messaging services and professional services billed monthly on primarily usage-based fees, and to a lesser extent, fixed fees. Professional services, which represents approximately 2.0% of revenue, are billed on a fixed-price or on a time and material basis and the revenue is recognized over time as the services are rendered.

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
2021 Equity Incentive Plan
On June 16, 2021, the stockholders of the Company approved the 2021 Plan, which became effective upon the closing of the Merger on June 18, 2021. On June 13, 2023, the Compensation Committee approved an amendment to the 2021 Plan to clarify that the limitation on the maximum grant date fair value for awards shall apply only to the Company’s non-employee directors. The Company grants RSUs and PSUs to employees, executives, directors, and eligible consultants of the Company. RSUs are subject to service conditions only and typically vest over periods ranging from one to six years based on the grantee’s role in the Company. PSUs, which are granted to certain key employees, vest either based on the achievement of predetermined market conditions, or based on both service and market conditions. All RSUs and PSUs will be settled in shares of Class A common stock and are classified as equity awards. Equity-classified awards are recognized as stock-based compensation expense over an employee’s requisite service period or a non-employee’s vesting period on the basis of the grant date fair value. Generally, the Company recognizes stock-based compensation expense of RSUs using the straight-line method, and recognizes stock-based compensation expense of PSUs subject to graded market vesting on a tranche-by-tranche basis (i.e., the accelerated attribution method). The fair value of the RSUs is estimated using the closing price of the Company’s Class A common stock on Nasdaq on the measurement date. The fair value of the PSUs at each measurement date is estimated using a Monte Carlo simulation. The key inputs used in the Monte Carlo simulation are stock price, expected share price volatility, expected life, risk-free interest rate, and vesting hurdles. While the Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense related to the Company’s 2021 Plan.

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
If an acquisition is determined to be an asset acquisition, the cost of the asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. If the cost of the asset acquisition is less than the fair value of the net assets acquired, no gain is recognized in earnings. The excess fair value of the acquired net assets acquired over the consideration transferred is allocated on a relative fair value basis to the identifiable net assets (excluding non-qualifying assets).
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
As of June 30, 2023 and December 31, 2022, no single issuer represented more than 10% of our marketable securities.
As of June 30, 2023 and December 31, 2022, no single customer represented more than 10% of our total accounts receivable. For the three and six months ended June 30, 2023 and 2022, no single customer represented more than 10% of our revenue.

The Company relies on third parties for telecommunication, bandwidth, and colocation services that are included in cost of revenue.
As of June 30, 2023, two vendors accounted for approximately 33.4% of our accounts payable. No other single vendor exceeded 10% of our accounts payable at June 30, 2023. At December 31, 2022, one vendor accounted for approximately 37.7% of our accounts payable. No other single vendor exceeded 10% of our accounts payable at December 31, 2022. We believe there could be a material impact on future operating results should a relationship with an existing significant supplier cease.

Interest rate sensitivity
The term loan portion of the Credit Facility is subject to interest rate risk. Effective with the Eighth Amendment entered into on March 31, 2023, the LIBOR benchmark interest rate was replaced with an adjusted SOFR benchmark interest rate. As amended, borrowings under the Credit Facility will accrue interest at a per annum rate, at the Company’s option, based on either (a) a base rate (as defined in the agreement governing the Credit Facility) plus a margin of 4.0% or (b) an adjusted term SOFR (based on one- or three-month interest periods) plus a margin of 5.0%. The Company elected an adjusted SOFR rate at June 30, 2023 and the interest rate for the term loan portion of the Credit Facility was 10.2%. Interest changes affect the fair value of the term loan but the impact on our financial position, cash flows and results of operations was not significant in any period.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2023.
Based on management’s evaluation, our CEO and CFO concluded that, as of June 30, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
10.1
Eighth Amendment to Credit Agreement, dated as of March 31, 2023, by and among the Company, the other loan parties party thereto, each lender party thereto and PNC Bank, National Association, as administrative agent for the lenders party thereto (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company on May 9, 2023 and incorporated herein by reference).

10.2*
Ninth Amendment to Credit Agreement, dated as of May 31, 2023, by and among the Company, the other loan parties party thereto, each lender party thereto and PNC Bank, National Association, as administrative agent for the lenders party thereto.

10.3*	Amended LiveVox Holdings, Inc. 2021 Equity Incentive Plan
31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer, pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer, pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

LiveVox Holdings, Inc.

Date: August 8, 2023	By:	/s/ John DiLullo

John DiLullo
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Gregg Clevenger

Gregg Clevenger
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)