Form 10-Q
period 2023-09-30
LiveVox Holdings, Inc.
filed 2023-11-09
CIK 1723648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
As of November 3, 2023, the registrant had 94,635,594 shares of Class A common stock, par value $0.0001 per share, issued and outstanding (102,179,344 shares of common stock, less 7,543,750 shares held in escrow).

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact included in this Quarterly Report, regarding the future financial performance of LiveVox Holdings, Inc. (“LiveVox” or the “Company”), as well as LiveVox’s strategy, future operations, future operating results, financial position, expectations regarding revenue, losses and costs, prospects, plans and objectives of management are forward-looking statements. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report are subject to risks and uncertainties that may include, for example:

•the proposed acquisition of the Company pursuant to the NICE Merger Agreement (as defined below);
•our expectations regarding the timing and completion of the NICE Merger (as defined below);
•the business, operations and financial performance of the Company, including market conditions and global and economic factors beyond the Company’s control, such as a tight labor market, inflationary pressures, rising interest rates, volatility in foreign exchange rates, supply chain constraints, recessionary fears, and global impacts from armed conflicts, including the ongoing war between Ukraine and Russia and conflicts in the Middle East as well as governmental sanctions imposed in response;
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
•the Company’s ability to complete the NICE Merger, raise financing or complete acquisitions in the future;
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
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other risk factors included elsewhere in this Quarterly Report and those described in our other filings with the SEC, including our Annual Report on Form 10-K filed with the SEC on March 2, 2023. Forward-looking statements reflect current views about LiveVox’s plans, strategies and prospects, including the risks, uncertainties and other factors relating to our proposed acquisition pursuant to the NICE Merger, which are based on information available as of the date of this Quarterly Report. Except to the extent required by applicable law, LiveVox undertakes no obligation (and expressly disclaims any such obligation) to update or revise the forward-looking statements whether as a result of new information, future events or otherwise.
ii

PART I—FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
LIVEVOX HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,208	$20,742
Marketable securities—available for sale debt securities, current (amortized cost of $44,914 and $49,593 as of September 30, 2023 and December 31, 2022, respectively)	44,192	48,182
Accounts receivable, net of allowance of credit losses of $2,487 and $1,459 as of September 30, 2023 and December 31, 2022, respectively	23,807	21,447
Deferred sales commissions, current	3,531	3,171
Prepaid expenses and other current assets	6,925	5,211
Total current assets	91,663	98,753
Property and equipment, net	1,927	2,618
Goodwill	47,481	47,481
Intangible assets, net	14,254	16,655
Operating lease right-of-use assets	3,237	4,920
Deposits and other	406	371
Deferred sales commissions, net of current	7,676	7,356
Deferred tax asset, net	20	1
Total assets	$166,664	$178,155

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,602	$5,987
Accrued expenses	12,180	12,399
Deferred revenue, current	1,303	1,318
Term loan, current	1,823	982
Operating lease liabilities, current	1,207	1,655
Finance lease liabilities, current	—	11
Total current liabilities	22,115	22,352
Deferred revenue, net of current	450	338
Term loan, net of current	52,166	53,585
Operating lease liabilities, net of current	2,909	3,649
Warrant liability	500	633
Other long-term liabilities	361	363
Total liabilities	78,501	80,920

Commitments and contingencies (Note 9 and 21)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000 shares authorized and none issued and outstanding as of September 30, 2023 and December 31, 2022.	—	—

Common stock, $0.0001 par value per share; 500,000 shares authorized and 94,469 shares issued and outstanding as of September 30, 2023; 500,000 shares authorized and 92,729 shares issued and outstanding as of December 31, 2022.	9	9
Additional paid-in capital	273,519	264,919
Accumulated other comprehensive loss	(1,263)	(2,196)
Accumulated deficit	(184,102)	(165,497)
Total stockholders’ equity	88,163	97,235
Total liabilities & stockholders’ equity	$166,664	$178,155

The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited) (In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenue	$35,352	$35,253	$107,593	$100,333
Cost of revenue	11,274	12,893	35,676	39,073
Gross profit	24,078	22,360	71,917	61,260
Operating expenses
Sales and marketing expense	10,988	13,759	35,761	42,795
General and administrative expense	10,057	7,255	28,621	22,855
Research and development expense	7,340	7,553	22,182	24,210
Total operating expenses	28,385	28,567	86,564	89,860
Loss from operations	(4,307)	(6,207)	(14,647)	(28,600)
Interest expense, net	1,036	896	3,458	2,390
Change in the fair value of warrant liability	50	350	(133)	(134)
Other expense, net	407	160	295	209
Total other expense, net	1,493	1,406	3,620	2,465
Pre-tax loss	(5,800)	(7,613)	(18,267)	(31,065)
Provision for (benefit from) income taxes	(53)	159	338	474
Net loss	$(5,747)	$(7,772)	$(18,605)	$(31,539)
Comprehensive loss
Net loss	$(5,747)	$(7,772)	$(18,605)	$(31,539)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	38	(159)	244	(361)
Net unrealized gain (loss) on marketable securities	103	(316)	689	(1,492)
Total other comprehensive income (loss), net of tax	141	(475)	933	(1,853)
Comprehensive loss	$(5,606)	$(8,247)	$(17,672)	$(33,392)
Net loss per share
Net loss per share—basic and diluted	$(0.06)	$(0.08)	$(0.20)	$(0.34)
Weighted average shares outstanding—basic and diluted	94,372	92,351	93,598	91,800
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited) (In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2021	90,697	$9	$253,468	$(477)	$(128,022)	$124,978
Foreign currency translation adjustment	—	—	—	(49)	—	(49)
Net unrealized loss on marketable securities	—	—	—	(888)	—	(888)
Stock-based compensation	—	—	2,479	—	—	2,479
Net loss	—	—	—	—	(12,987)	(12,987)
Balance at March 31, 2022	90,697	$9	$255,947	$(1,414)	$(141,009)	$113,533
Gross issuance of shares upon vesting of stock-based awards	1,055	—	—	—	—	—
Shares withheld to cover employees’ withholding taxes for stock-based awards	(205)	—	(317)	—	—	(317)
Foreign currency translation adjustment	—	—	—	(153)	—	(153)
Net unrealized loss on marketable securities	—	—	—	(288)	—	(288)
Stock-based compensation	—	—	3,423	—	—	3,423
Net loss	—	—	—	—	(10,780)	(10,780)
Balance at June 30, 2022	91,547	$9	$259,053	$(1,855)	$(151,789)	$105,418
Finders Agreement Shares	781	—	—	—	—	—
Gross issuance of shares upon vesting of stock-based awards	259	—	—	—	—	—
Shares withheld to cover employees’ withholding taxes for stock-based awards	(81)	—	(208)	—	—	(208)
Foreign currency translation adjustment	—	—	—	(159)	—	(159)
Net unrealized loss on marketable securities	—	—	—	(316)	—	(316)
Stock-based compensation	—	—	2,976	—	—	2,976
Net loss	—	—	—	—	(7,772)	(7,772)
Balance at September 30, 2022	92,506	$9	$261,821	$(2,330)	$(159,561)	$99,939

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2022	92,729	$9	$264,919	$(2,196)	$(165,497)	$97,235
Gross issuance of shares upon vesting of stock-based awards	316	—	—	—	—	—
Shares withheld to cover employees’ withholding taxes for stock-based awards	(108)	—	(294)	—	—	(294)
Net transfer from LiveVox TopCo	—	—	219	—	—	219
Foreign currency translation adjustment	—	—	—	66	—	66
Net unrealized gain on marketable securities	—	—	—	427	—	427
Stock-based compensation	—	—	2,649	—	—	2,649
Net loss	—	—	—	—	(8,469)	(8,469)
Balance at March 31, 2023	92,937	$9	$267,493	$(1,703)	$(173,966)	$91,833
Gross issuance of shares upon vesting of stock-based awards	1,570	—	—	—	—	—
Shares withheld to cover employees’ withholding taxes for stock-based awards	(305)	—	(835)	—	—	(835)
Net transfer from LiveVox TopCo	—	—	18	—	—	18
Foreign currency translation adjustment	—	—	—	140	—	140
Net unrealized gain on marketable securities	—	—	—	159	—	159
Stock-based compensation	—	—	3,242	—	—	3,242
Net loss	—	—	—	—	(4,389)	(4,389)
Balance at June 30, 2023	94,202	$9	$269,918	$(1,404)	$(178,355)	$90,168
Gross issuance of shares upon vesting of stock-based awards	385	—	—	—	—	—
Shares withheld to cover employees’ withholding taxes for stock-based awards	(118)	—	(379)	—	—	(379)
Foreign currency translation adjustment	—	—	—	38	—	38
Net unrealized gain on marketable securities	—	—	—	103	—	103
Stock-based compensation	—	—	3,980	—	—	3,980
Net loss	—	—	—	—	(5,747)	(5,747)
Balance at September 30, 2023	94,469	$9	$273,519	$(1,263)	$(184,102)	$88,163
The accompanying notes are an integral part of these consolidated financial statements.

LIVEVOX HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	For the nine months ended September 30,
	2023	2022
Operating activities:
Net loss	$(18,605)	$(31,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	706	873
Amortization of identified intangible assets	2,401	2,677
Amortization of deferred debt issuance costs	143	81
Amortization of deferred sales commissions	2,702	2,312
Non-cash lease expense	986	1,369
Stock-based compensation expense	9,871	8,878
Credit loss expense	1,060	373
Loss on disposition or impairment of asset	773	13
Deferred income tax benefit	(19)	(133)
Net realized loss on sale of marketable securities	83	42
Amortization of premium paid on marketable securities	54	346
Change in the fair value of the warrant liability	(133)	(134)
Changes in assets and liabilities
Accounts receivable	(3,420)	(498)
Other assets	(1,749)	1,249
Deferred sales commissions	(3,381)	(3,340)
Accounts payable	(386)	(2,369)
Accrued expenses	222	(1,945)
Deferred revenue	97	(71)
Operating lease liabilities	(1,189)	(1,467)
Net cash used in operating activities	(9,784)	(23,283)
Investing activities:
Purchases of property and equipment	(69)	(880)
Purchases of marketable securities	(19,802)	(9,459)
Proceeds from sale of marketable securities	11,588	3,451
Proceeds from maturities and principal paydowns of marketable securities	12,755	5,961
Net cash provided by (used in) investing activities	4,472	(927)
Financing activities:
Repayments on loan payable	(421)	(421)
Proceeds from drawdown on line of credit	320	—
Repayments of drawdown on line of credit	(320)	—
Payments of debt issuance costs	(299)	—
Repayments on finance lease obligations	(11)	(19)
Payments of employees’ withholding taxes on net share settlement of stock-based awards	(1,509)	(513)
Proceeds from the structured payable arrangement	—	1,311
Principal payments under the structured payable arrangement	(441)	(435)
Net transfer from LiveVox TopCo	237	—
Net cash used in financing activities	(2,444)	(77)
Effect of foreign currency translation	222	(336)
Net decrease in cash, cash equivalents and restricted cash	(7,534)	(24,623)

Cash, cash equivalents, and restricted cash beginning of period	20,742	47,317
Cash, cash equivalents, and restricted cash end of period	$13,208	$22,694

	For the nine months ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Interest paid	$4,130	$2,619
Income taxes paid	1,005	345
Supplemental schedule of non-cash investing activities:
Net unrealized loss (gain) on marketable securities	$(689)	$1,492
Additional right-of-use assets	—	1,261

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets (dollars in thousands):

	As of September 30,
	2023	2022
Cash and cash equivalents	$13,208	$22,594
Restricted cash, current	—	100
Total cash, cash equivalents and restricted cash	$13,208	$22,694
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
On June 18, 2021 (the “Closing Date” or “Closing”), Crescent, a special purpose acquisition company (“SPAC”) incorporated in Delaware, consummated the business combination pursuant to an Agreement and Plan of Merger, dated January 13, 2021 (the “SPAC Merger Agreement”), by and among Crescent, Function Acquisition I Corp, a Delaware corporation and direct, wholly owned subsidiary of Crescent (“First Merger Sub”), Function Acquisition II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Crescent (“Second Merger Sub”), LiveVox Holdings, Inc., a Delaware corporation (“Old LiveVox”), and GGC Services Holdco, Inc., a Delaware corporation, solely in its capacity as the representative, agent and attorney-in-fact (in such capacity, the “Stockholder Representative”) of LiveVox TopCo, LLC (“LiveVox TopCo”), a Delaware limited liability company and the sole stockholder of Old LiveVox as of immediately prior to Closing (the “LiveVox Stockholder”). Pursuant to the SPAC Merger Agreement, a business combination between Crescent and Old LiveVox was effected through (a) the merger of First Merger Sub with and into Old LiveVox, with Old LiveVox continuing as the surviving corporation (the “First Merger”) and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Old LiveVox with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity (the “Second Merger”, and collectively with the other transactions described in the SPAC Merger Agreement, the “SPAC Merger”). On the Closing Date, Crescent changed its name to “LiveVox Holdings, Inc.” and Second Merger Sub changed its name to “LiveVox Intermediate LLC”.
On June 22, 2021, the Company’s ticker symbols on The Nasdaq Stock Market LLC (“Nasdaq”) for its Class A common stock, warrants to purchase Class A common stock and public units were changed to “LVOX”, “LVOXW” and “LVOXU”, respectively.
LiveVox, Inc. was a direct, wholly owned subsidiary of Old LiveVox prior to the SPAC Merger and is a wholly owned subsidiary of the Company after the SPAC Merger. LiveVox, Inc. was first incorporated in Delaware in 1998 under the name “Tools for Health” and in 2005 changed its name to “LiveVox, Inc.” On March 21, 2014, LiveVox, Inc. and its subsidiaries were acquired by Old LiveVox. The principal United States operations of the Company are located in San Francisco, California. The Company has five main operating subsidiaries: LiveVox, Inc., which is wholly owned and incorporated in Delaware, LiveVox Colombia SAS which is wholly owned with an office located in Medellin, Colombia, LiveVox Solutions Private Ltd with an office located in Bangalore, India, Speech IQ, LLC which is wholly owned and organized in Ohio, and Engage Holdings, LLC (d/b/a BusinessPhone.com) (“BusinessPhone.com”) which is wholly owned and organized in Ohio. Additionally, the Company has a wholly owned subsidiary, LiveVox International, Inc., that is incorporated in Delaware. LiveVox, Inc. and LiveVox International, Inc. own 99.99% and 0.01%, respectively, of LiveVox Solutions Private Ltd.

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
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany transactions and balances have been

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
eliminated in consolidation. Results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the full annual periods.
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
•Available-for-sale (“AFS”) debt securities, which are all classified as short-term securities to fund current operations and may be liquidated at the Company’s discretion if the need arises. The Company held AFS debt securities of $44.2 million and $48.2 million as of September 30, 2023 and December 31, 2022, respectively. See Note 4 for more information;
•The term loan and revolving credit facility that the Company entered into with PNC Bank on November 7, 2016 (as amended, the “Credit Facility”), which has been amended several times, most recently as of May 31, 2023. As of September 30, 2023, the term loan commitment was $54.5 million, the revolver commitment was $5.0 million and the letter of credit sublimit was $1.5 million. See Notes 9 and 10 for more information.
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
h)    Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company limits its credit risk associated with the cash and cash equivalents by placing investments with banks it believes are highly creditworthy. The Company has exposure to credit risk to the extent cash balances exceed amounts covered by Federal deposit insurance. At September 30, 2023 and December 31, 2022, the Company had no restricted cash. Cash and cash equivalents consist of bank deposits and money market funds.
i)    Marketable Securities
The Company invests in various marketable securities. As of September 30, 2023 and December 31, 2022, the Company designated all of these marketable securities as debt securities and classified them as available-for-sale (“AFS”). No debt securities were classified as held-to-maturity (“HTM”) or trading. Debt securities are classified as current or non-current, based on maturities and the Company’s expectations of sales and redemptions in the next 12 months. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date.
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
The allowance for credit losses activities for the three and nine months ended September 30, 2023 and 2022 are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$2,362	$1,454	$1,459	$1,282
Credit loss expense	153	(29)	1,060	373
Accounts receivable write-offs	(28)	(131)	(32)	(534)
Accounts receivable recoveries	—	35	—	208
Balance, end of period	$2,487	$1,329	$2,487	$1,329

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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
During the three and nine months ended September 30, 2023 and 2022, no triggering events have occurred that would require an impairment review of goodwill outside of the required annual impairment review, and therefore, no impairment charges were recorded during those periods. Refer to Note 6 for more information.
n)    Impairment of Long-Lived Assets
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value. In 2023, the Company announced the closure of certain underutilized physical offices within the United States as more of the Company’s employees shift to a hybrid or remote work environment. During the three and nine months ended September 30,

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
2023, the Company recognized an impairment charge of $0.2 million and $0.7 million, respectively, to reflect the write-down of the carrying amount excess over the fair value of the right-of-use asset for the offices closed. No impairment losses were recognized during the three and nine months ended September 30, 2022.
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
As of September 30, 2023 and December 31, 2022, no single issuer represented more than 10% of the Company’s marketable securities.
The Company’s customers are primarily in the receivables management, tele-sales and customer care industries. During the three and nine months ended September 30, 2023 and 2022, substantially all the Company’s revenue was generated in the United States. For the three and nine months ended September 30, 2023 and 2022, no single customer represented more than 10% of the Company’s revenue. As of September 30, 2023 and December 31, 2022, no single customer represented more than 10% of the Company’s accounts receivable.
Concentration of Supplier Risk
The Company relies on third parties for telecommunication, bandwidth, and co-location services that are included in cost of revenue.
As of September 30, 2023, one vendor accounted for approximately 21.0% of the Company’s accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at September 30, 2023. At December 31, 2022, one vendor accounted for approximately 37.7% of the Company’s accounts payable. No other single vendor exceeded 10% of the Company’s accounts payable at December 31, 2022. The Company believes there could be a material impact on future operating results should a relationship with an existing significant supplier cease.
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
Professional services for configuration, system integration, optimization or education are billed on a fixed-price or time and material basis and are performed by the Company directly or, alternatively, customers may also choose to perform these services themselves or engage their own third-party service providers. Professional services revenue, which represents approximately 1.6% of revenue, is recognized over time as the services are rendered.
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
r)    Costs to Obtain Customer Contracts (Deferred Sales Commissions)
Sales commissions are paid for initial contracts and expansions of existing customer contracts. Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which the Company has estimated to be five years. The Company determined the period of benefit by taking into consideration the length of the Company’s customer contracts, the customer attrition rate, the life of the technology provided and other factors. Amortization expense is recorded in sales and marketing expense within the Company’s consolidated statements of operations and comprehensive loss. Amortization expense for the three months ended September 30, 2023 and 2022 was $0.9 million and $0.8 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $2.7 million and $2.3 million, respectively. No impairment losses were recognized during the three and nine months ended September 30, 2023 and 2022.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
s)    Advertising
The Company expenses non-direct response advertising costs as they are incurred. There were no advertising costs capitalized during the three and nine months ended September 30, 2023 and 2022. Advertising expense for the three months ended September 30, 2023 and 2022 was $0.2 million and $0.3 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $1.4 million and $2.0 million, respectively. Advertising expense is included under sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.
t)    Research and Development Costs
Research and development costs not related to the development of internal use software are charged to operations as incurred. Research and development expenses primarily include payroll and employee benefits, consulting services, travel, and software and support costs.
u)    Software Development Costs
The Company capitalizes costs of materials, consultants, payroll, and payroll-related costs of employees incurred in developing internal-use software after certain capitalization criteria are met and includes these costs in the computer software. Refer to Note 5 for additional information. Software development costs are expensed as incurred until preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. To date, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations and comprehensive loss. There were no capitalized software development costs related to internal-use software during the three and nine months ended September 30, 2023 and 2022.
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
2021 Equity Incentive Plan
On June 16, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (as amended, the “2021 Plan”), which became effective upon the closing of the SPAC Merger on June 18, 2021. On June 13, 2023, the Compensation Committee approved an amendment to the 2021 Plan to clarify that the limitation on the maximum grant date fair value for awards shall apply only to the Company’s non-employee directors. As of September 30, 2023, the number of shares reserved for issuance is 19,695,679. The Company grants Restricted Stock Units (“RSUs”) and Performance-based Restricted Stock Units (“PSUs”) awards to employees, executives, directors, and eligible consultants of the Company.
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
Payment of the underlying shares in connection with the vesting of employee RSUs and PSUs generally triggers a tax obligation for the employee, which is required to be remitted to the relevant tax authorities. The Company withholds otherwise deliverable RSU or PSU shares having a fair value at the vest date equal to the maximum statutory withholding tax amount and remits the remaining RSU or PSU shares to the employee recipients. Any cash received and paid to meet an employees’ statutory withholding tax requirement is reflected as a financing activity within the consolidated statements of cash flows. During the nine months ended September 30, 2023, the Company withheld 530,919 shares to cover employee recipients’ withholding tax obligations.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
Non-employee directors acting in their role as members of a board of directors are treated as employees for purpose of ASC 718 if (a) those directors were elected by the Company’s stockholders and (b) the awards granted to non-employee directors are for their services as directors but not for other services. While a non-employee director may be considered an employee under ASC 718, he or she is not considered an employee under the IRS statutory withholding requirements. As a result, no shares are withheld to cover withholding taxes for an award issued to a non-employee director. Independent consultants are non-employees under the IRS statutory withholding requirements. As a result, no shares are withheld to cover withholding taxes for an award issued to an independent consultant.
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
y)    Public and Forward Purchase Warrants
Prior to the SPAC Merger, Crescent issued 7,000,000 private placement warrants (“Private Warrants”) and 12,499,995 public warrants (“Public Warrants”) at the close of Crescent’s initial public offering (“IPO”) on March 7, 2019. As an incentive for LiveVox to enter into the SPAC Merger Agreement, pursuant to the Sponsor Support Agreement dated January 13, 2021, Crescent’s sponsor agreed to the cancellation of all of the Private Warrants prior to the Closing Date. In addition, 833,333 Forward Purchase Warrants (“Forward Purchase Warrants”) were issued pursuant to the Forward Purchase Agreement dated January 13, 2021 between Crescent and Old LiveVox. The 12,499,995 Public Warrants and the 833,333 Forward Purchase Warrants (collectively, the “Warrants”) remain outstanding after the SPAC Merger. Each whole Warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments. The Warrants are exercisable at any time prior to June 18, 2026. See Note 12 for further information on stock warrants.
Upon consummation of the SPAC Merger, the Company concluded that (a) the Public Warrants meet the derivative scope exception for contracts in the Company’s own stock and are recorded in stockholders’ equity and (b) the Forward Purchase Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Forward Purchase Warrants contain provisions that cause the settlement amounts to be dependent upon the characteristics of the holder of the Warrant which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Forward Purchase Warrants are not considered indexed to the Company’s stock and should be classified as a liability. Since the Forward Purchase Warrants meet the definition of a derivative, the Company recorded the Forward Purchase Warrants as liabilities on the consolidated balance sheets at fair value upon the SPAC Merger, with an offsetting entry to additional paid-in capital. The gain or loss resulting from decrease or increase in the fair value of the Forward Purchase Warrants in the subsequent periods is recognized in the consolidated statements of operations and comprehensive loss. The fair value of the Forward Purchase Warrants was measured using the Black-Scholes option-pricing model at each measurement date. See Note 19 for further information on fair value.
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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
aa)    Recently Adopted Accounting Pronouncements
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The Company adopted the following new accounting pronouncements during the nine months ended September 30, 2023:
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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
prospectively. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures. See Note 7 for further information on the Company's supplier finance program.
ASU No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)
In July 2023, the FASB issued ASU No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718), which amends or supersedes various SEC paragraphs in the ASC pursuant to SEC Staff Accounting Bulletin No. 120, SEC staff announcement at the March 24, 2022, Emerging Issues Task Force meeting, and SEC Staff Accounting Bulletin Topic 6.B, Accounting Series Release No. 280 — General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. This update adds interpretive guidance for public companies to consider when entering into share-based payment transactions while in possession of material non-public information. As this pronouncement does not provide any new guidance, there is no transition or effective date associated with its adoption. Accordingly, the Company adopted this standard immediately upon its issuance. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.
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

3.    Revenue
Contract Balance
The following table provides information about accounts receivable, net, and contract liabilities from contracts with customers. The Company did not have any contract assets as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable, net	$23,807	$21,447
Contract liabilities, current (deferred revenue)	1,303	1,318
Contract liabilities, non-current (deferred revenue)	450	338

Changes in the contract liabilities balances are as follows (dollars in thousands):

	September 30, 2023	December 31, 2022	$ Change
Contract liabilities (deferred revenue)	$1,753	$1,656	$97

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
The increase in deferred revenue was due to billings in advance of performance obligations being satisfied, net of revenue recognized for services rendered during the period presented. Revenue of $0.1 million and $1.2 million was recognized during the three and nine months ended September 30, 2023, respectively, which was included in the deferred revenue balance at the beginning of the period. Revenue of $0.3 million and $1.2 million was recognized during the three and nine months ended September 30, 2022, respectively, which was included in the deferred revenue balance at the beginning of the period.

Remaining Performance Obligations
Remaining performance obligations represent the contracted minimum usage commitments and do not include an estimate of additional usage in excess of contractual minimum commitments. The Company’s contract terms typically range from one to three years. Revenue as of September 30, 2023 that has not yet been recognized was approximately $164.8 million, of which $93.1 million and $71.7 million is expected to be recognized as revenue within one year and beyond one year, respectively. As of September 30, 2023, the Company expects to recognize revenue on the remaining performance obligations over the next 83 months.
4.    Marketable Securities
As of September 30, 2023 and December 31, 2022, the Company designated all marketable securities as debt securities and classified them as AFS. There were no transfers of debt securities among AFS, HTM and trading categories during the three and nine months ended September 30, 2023 and 2022.
The following table presents the amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS debt securities at September 30, 2023 aggregated by major security type (dollars in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. corporate securities	$33,350	$—	$(481)	$32,869
U.S. government securities	2,459	—	(20)	2,439
Asset-backed securities	8,356	—	(211)	8,145
Other debt securities	749	—	(10)	739
Total available for sale securities	44,914	—	(722)	44,192
Total debt securities	$44,914	$—	$(722)	$44,192

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

Maturity Analysis

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
The following table presents the amortized cost and fair value of the Company’s AFS debt securities by contractual maturities at September 30, 2023 (dollars in thousands):

As of September 30, 2023	Amortized Cost	Fair Value
Due in one year or less	$16,268	$16,015
Due after one year through five years	28,646	28,177
Total available for sale securities	44,914	44,192
Total debt securities	$44,914	$44,192

Sales of Marketable Securities
Proceeds from sale of AFS debt securities and the associated gains and losses realized in earnings during the three and nine months ended September 30, 2023 and 2022 are listed below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Proceeds from sale of available for sale debt securities	$1,491	$—	$11,588	$3,451

Gross realized gain	$—	$—	$—	$—
Gross realized loss	(9)	—	(83)	(42)
Net realized loss on sale of available for sale debt securities	$(9)	$—	$(83)	$(42)

Allowance for Credit Losses
At September 30, 2023, the Company reviewed 85 individual AFS debt securities in unrealized loss positions and determined that it does not intend to sell these securities and it is not more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. The Company concluded that the unrealized losses identified as of September 30, 2023 are due to short-term interest rate fluctuations, and not credit losses. Further, the Company noted that the present value of future cash flows discounted using the effective interest rate at the date the security was acquired was equal to or greater than the book value of the security, which further supports the conclusion that there is no credit loss. As such, the Company determined no credit loss existed and did not record an allowance for credit losses for its AFS debt securities at September 30, 2023. The Company will continue to monitor its AFS debt securities on a quarterly basis to assess whether there have been any additional indicators of credit losses.
The following table presents the fair value and unrealized losses of the Company’s AFS debt securities that are in unrealized loss positions and for which an allowance for credit losses has not been recorded at September 30, 2023 (dollars in thousands):

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For 12 Months Or Longer
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. corporate securities	$16,398	$(256)	$16,471	$(225)
U.S. government securities	490	(2)	1,949	(18)
Asset-backed securities	2,782	(89)	5,363	(122)
Other debt securities	739	(10)	—	—
Total available for sale securities	20,409	(357)	23,783	(365)
Total debt securities	$20,409	$(357)	$23,783	$(365)

At December 31, 2022, the Company reviewed 83 individual AFS debt securities in unrealized loss positions and determined that it did not intend to sell these securities and it is not more likely than not that it would be required to sell these securities

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
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

Accrued Interest
Accrued interest receivable on AFS debt securities at September 30, 2023 and December 31, 2022 was $0.3 million and $0.2 million, respectively, and was excluded from both the fair value and the amortized cost basis of AFS debt securities and was recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets. There was no interest reversed during the three and nine months ended September 30, 2023 and 2022.

5.    Property and Equipment
Property and equipment consisted of the following at September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Computer software	$429	$426
Computer equipment	3,344	3,408
Furniture and fixtures	1,338	1,736
Leasehold improvements	1,319	1,525
Total	6,430	7,095
Less: accumulated depreciation and amortization	(4,503)	(4,477)
Property and equipment, net	$1,927	$2,618

During the three and nine months ended September 30, 2023, the Company disposed of property and equipment that were fully or not fully depreciated with a gross book value totaling $0.9 million and a net book value of $0.1 million. The Company recognized a net loss on disposals of property and equipment of $0.1 million during the three and nine months ended September 30, 2023, which was included within other income (expense), net in the consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2022, the Company disposed of fully depreciated property and equipment with a gross book value totaling $8.3 million. The net loss recognized on disposals of property and equipment was immaterial during the three and nine months ended September 30, 2022.
Depreciation and amortization expense for property and equipment totaled $0.2 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and totaled $0.7 million and $0.9 million for the nine months ended

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2023 and 2022, respectively. Amortization of computer software charged to operations for the three months ended September 30, 2023 and 2022 was immaterial for both periods, and is included in depreciation expense. Amortization of computer software charged to operations for the nine months ended September 30, 2023 and 2022 was $0.1 million and $0.1 million, respectively.

6.    Goodwill and Identified Intangible Assets
Goodwill
Goodwill was recorded as a result of the acquisition of the Company in 2014 by funds affiliated with Golden Gate Capital and the acquisitions made by the Company in 2019 of Teckst Inc. and SpeechIQ LLC.
Subsequent to the annual impairment test completed during the fourth quarter of 2022, the Company believes there have been no triggering events that would require an impairment review of goodwill outside of the required annual impairment review. For the three and nine months ended September 30, 2023 and 2022, there was no impairment to the carrying value of the Company’s goodwill.
There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2023 or the year ended December 31, 2022.

Identified Intangible Assets
Intangible assets were acquired in connection with the acquisition of the Company in March 2014 by Golden Gate Capital, and the Company’s acquisition of Teckst Inc., SpeechIQ LLC and BusinessPhone in October 2019, December 2019, and February 2021, respectively.
Amortization expense related to the Company’s identified intangible assets was $0.8 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively, and $2.4 million and $2.7 million for the nine months ended September 30, 2023 and 2022, respectively. On the face of the consolidated statements of operations and comprehensive loss the amortization of technology-based intangible assets is included within cost of revenue, the amortization of marketing-based and customer-based intangible assets are included within sales and marketing expense, and the amortization of the acquired workforce is included within cost of revenue and research and development expense.
Identified intangible assets consisted of the following at September 30, 2023 (dollars in thousands):

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Remaining Life (In Years)
Marketing-based	$1,400	$(1,384)	$16	0.21
Technology-based	18,300	(17,847)	453	0.60
Customer-based	27,700	(14,138)	13,562	6.64
Workforce-based	380	(157)	223	7.35
	$47,780	$(33,526)	$14,254

Identified intangible assets consisted of the following at December 31, 2022 (dollars in thousands):

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Remaining Life (In Years)
Marketing-based	$1,400	$(1,328)	$72	0.96
Technology-based	18,300	(17,082)	1,218	1.25
Customer-based	27,700	(12,581)	15,119	7.38
Workforce-based	380	(134)	246	6.48
	$47,780	$(31,125)	$16,655

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

Future amortization of identified intangible assets at September 30, 2023 is shown below (dollars in thousands):

As of September 30, 2023	Amount
Remaining 2023	$781
2024	2,321
2025	2,106
2026	2,088
2027	2,020
2028 and beyond	4,938
Total future identified intangible asset amortization	$14,254

7.    Accrued Expenses
Accrued expenses consisted of the following at September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Accrued bonuses	$3,286	$4,078
Accrued paid time off	2,420	2,743
Accrued commissions	963	1,726
Principal and interest payable under the structured payable arrangement	—	444
Other accrued expenses	5,511	3,408
Total accrued expenses	$12,180	$12,399

In July 2022, the Company entered into a financing arrangement with a third-party intermediary to establish a structured payable arrangement related to the Company’s commercial insurance policy on directors and officers. The structured payable arrangement was paid through three quarterly installment payments on August 22, 2022, November 22, 2022 and February 22, 2023. The following table summarizes the changes in the principal and interest payable under the structured payable arrangement during the nine months ended September 30, 2023 (dollars in thousands):

Structured payable arrangement
Liability as of December 31, 2022	$444
Cash payments	(444)
Liability as of September 30, 2023	$—

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
There were no finance leases as of September 30, 2023 and the balance of finance leases was immaterial as of December 31, 2022.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
The operating lease cost was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$576	$556	$1,919	$1,631

In 2023, the Company announced the closure of certain underutilized physical offices within the United States as more of the Company’s employees shift to a hybrid or remote work environment. During the three and nine months ended September 30, 2023, the Company recognized an impairment charge of $0.2 million and $0.7 million, respectively, to reflect the write-down of the carrying amount excess over the fair value of the right-of-use asset for the offices closed, which is included in the operating lease cost discussed above. No impairment losses were recognized during the three and nine months ended September 30, 2022.
Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used in operating leases	$1,463	$1,766
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$1,261

Supplemental balance sheet information related to operating leases was as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$3,237	$4,920
Operating lease liabilities:
Operating lease liabilities—current	$1,207	$1,655
Operating lease liabilities—less current portion	2,909	3,649
Total operating lease liabilities	$4,116	$5,304

Weighted average remaining terms were as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	3.37 years	3.77 years

Weighted average discount rates were as follows:

	September 30, 2023	December 31, 2022
Weighted average discount rate
Operating leases	9.3%	8.9%

Maturities of lease liabilities were as follows (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

As of September 30, 2023	Operating leases
Remaining 2023	$479
2024	1,246
2025	1,085
2026	1,028
2027	513
Total lease payments	4,351
Less: imputed interest	(235)
Total	$4,116

As of September 30, 2023, the Company had no operating leases which had been executed but not yet commenced.

9.    Borrowings Under Term Loan and Line of Credit
At September 30, 2023 and December 31, 2022, term loan borrowings were as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Total term loan obligations	$53,989	$54,567
Less: current portion of term loan	(1,823)	(982)
Long-term term loan obligations	$52,166	$53,585

The Company entered into a term loan and revolving credit facility with PNC Bank on November 7, 2016 (as amended, the “Credit Facility”), which has been amended several times. The term loan is due December 31, 2025. On March 31, 2023, the Company entered into the Eighth Amendment to the Credit Facility (the “Eighth Amendment”). The Eighth Amendment, among other changes, (a) resets the existing annual recurring revenue financial covenant beginning with the testing period ending March 31, 2023, and (b) amends the interest rate provisions, including to replace the LIBOR benchmark interest rate with an adjusted SOFR benchmark interest rate (as defined in the agreement governing the Credit Facility). As amended, borrowings under the Credit Facility will accrue interest at a per annum rate, at the Company’s option, based on either (a) a base rate (as defined in the agreement governing the Credit Facility) plus a margin of 4.0% or (b) an adjusted term SOFR (based on one- or three-month interest periods) plus a margin of 5.0%. On May 31, 2023, the Company entered into the Ninth Amendment to the Credit Facility, which provides clarification related to the letter of credit fees. All other terms and conditions remain the same. The Company elected an adjusted SOFR rate at September 30, 2023 and the interest rate for the term loan portion of the Credit Facility was 10.0%.
As of September 30, 2023, the term loan commitment was $54.5 million, the revolver commitment was $5.0 million and the letter of credit sublimit was $1.5 million. Term loan repayments made by the Company totaled zero and $0.1 million during the three months ended September 30, 2023 and 2022, respectively, and $0.4 million and $0.4 million during the nine months ended September 30, 2023 and 2022, respectively.
The Company incurred original issue discount of $0.3 million related to the Eighth Amendment, which, along with the remaining balance of the previously deferred original issue discount and loan fees in the amount of $0.3 million related to the original Credit Facility and all previous amendments, is amortized and recorded to interest expense over the remaining term of the amended Credit Facility using the effective interest method. Third party loan fees associated with the Eighth Amendment were $0.1 million and expensed upon close of the loan. Total unamortized debt issuance costs associated with the term loan totaled $0.5 million and $0.3 million at September 30, 2023 and December 31, 2022, respectively and are recorded within term loan, net of current.
The Company was in compliance with all debt covenants at September 30, 2023 and December 31, 2022 and was in compliance with all debt covenants as of the date of issuance of these consolidated financial statements. There was no unused borrowing capacity under the term loan portion of the Credit Facility at September 30, 2023 and December 31, 2022. On March 31, 2023,

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
the Company drew down approximately $0.3 million under the revolving portion of the Credit Facility to pay for the original issue discount related to the Eighth Amendment, which was repaid in full by the Company as of September 30, 2023. The interest rate for the revolving portion of the Credit Facility on September 30, 2023 was zero. There were no amounts outstanding under the revolving portion of the Credit Facility as of December 31, 2022.
Aggregate principal maturities of the term loan as of September 30, 2023 were as follows (dollars in thousands):

As of September 30, 2023	Amount to Mature
Remaining 2023	$561
2024	1,753
2025	52,158
Total	$54,472

The net carrying amount of the liability component of the term loan was as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Principal	$54,472	$54,893
Less: Unamortized debt issuance costs	(483)	(326)
Net carrying amount	$53,989	$54,567

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

11.    Related Party Transactions
The Company pays monthly board of director fees plus reimbursement of expenses incurred on behalf of the Company to members of the Company’s board of directors. During the three and nine months ended September 30, 2023, board of director fees totaled $0.3 million and $0.9 million, respectively, and expense reimbursements were immaterial during both periods. The Company also granted RSUs to directors on August 18, 2021, August 5, 2022 and June 16, 2023 under the 2021 Plan. Stock-based compensation expense relating to the RSU awards granted to the board of directors totaled $0.5 million and $1.5 million during the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2022, board of director fees totaled $0.2 million and $0.6 million, respectively, and expense reimbursements were immaterial during both periods. Stock-based compensation expense relating to the RSU awards granted to the board of directors totaled $0.4 million and $0.7 million during the three and nine months ended September 30, 2022, respectively. The unpaid balance of board of director fees due to related parties was immaterial as of September 30, 2023 and December 31, 2022.
There were no related party accounts receivable as of September 30, 2023 and December 31, 2022.
The related party transactions with affiliate companies were immaterial during the nine months ended September 30, 2023. There were no related party transactions with affiliate companies during the three months ended September 30, 2023 or the three and nine months ended September 30, 2022.

12.    Stock Warrants
Public and Forward Purchase Warrants

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
Immediately following the SPAC Merger, LiveVox assumed 833,333 Forward Purchase Warrants and 12,499,995 Public Warrants that had been previously issued by Crescent. Each whole Warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments.
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
As of September 30, 2023, there were 13,333,328 Warrants outstanding, and no Warrants have been exercised.

13.    Stockholders’ Equity
Common Stock
On June 22, 2021, the Company’s Class A common stock, publicly traded warrants and publicly traded units began trading on Nasdaq under the ticker symbols “LVOX”, “LVOXW” and “LVOXU,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2023, the Company had 94,469,228 shares of Class A common stock issued and outstanding (102,012,978 shares of common stock, less 7,543,750 of which are held in an escrow account to be released only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021 (the “Escrowed Shares”)). As of December 31, 2022, 500,000,000 shares of Class A common stock were authorized, and 92,729,127 shares were issued and outstanding (100,272,877 shares of common stock, less 7,543,750 Escrowed Shares).
The accumulated other comprehensive loss and accumulated deficit are included in stockholders’ equity. At September 30, 2023 and December 31, 2022, the accumulated other comprehensive loss totaled $1.3 million and $2.2 million, respectively. The Company’s accumulated deficit totaled $184.1 million and $165.5 million at September 30, 2023 and December 31, 2022, respectively.

Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 25,000,000 shares of preferred stock having a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, no shares of LiveVox preferred stock were issued and outstanding.

Net Transfer from LiveVox TopCo
During the nine months ended September 30, 2023, the Company received $0.2 million from LiveVox TopCo to pay for the bonuses to the Company’s Chief Financial Officer in connection with the consummation of the SPAC Merger, and recorded it as additional paid-in-capital in the consolidated balance sheets.

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
14.    Analysis of the Changes in Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets includes foreign currency translation items associated with the Company’s foreign operations, and unrealized gain (loss) on the Company’s AFS debt securities. Following is an analysis of the changes in accumulated other comprehensive loss, net of applicable taxes, at September 30, 2023 and 2022 (dollars in thousands):

	September 30, 2022
	Foreign currency translation adjustment	Net unrealized gain (loss) on marketable securities	Total accumulated other comprehensive loss
Balance, beginning of period	$(300)	$(177)	$(477)
Other comprehensive loss	(361)	(1,492)	(1,853)
Balance, end of period	$(661)	$(1,669)	$(2,330)

	September 30, 2023
	Foreign currency translation adjustment	Net unrealized gain (loss) on marketable securities	Total accumulated other comprehensive loss
Balance, beginning of period	$(784)	$(1,412)	$(2,196)
Other comprehensive income	244	689	933
Balance, end of period	$(540)	$(723)	$(1,263)

Components of other comprehensive income (loss) and related taxes for the three and nine months ended September 30, 2023 and 2022 are as follows (dollars in thousands):

	Three Months Ended September 30,
	2023			2022
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Foreign currency translation adjustment	$38	$—	$38	$(156)	$3	$(159)
Net unrealized gain (loss) on marketable securities	104	1	103	(310)	6	(316)
Total other comprehensive income (loss)	$142	$1	$141	$(466)	$9	$(475)

	Nine Months Ended September 30,
	2023			2022
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Foreign currency translation adjustment	$240	$(4)	$244	$(356)	$5	$(361)
Net unrealized gain (loss) on marketable securities	676	(13)	689	(1,470)	22	(1,492)
Total other comprehensive income (loss)	$916	$(17)	$933	$(1,826)	$27	$(1,853)

The amount of net realized loss on sale of marketable securities that has been previously included as net unrealized loss in other comprehensive income (loss) and then reclassified out of other comprehensive income (loss) into earnings is $0.1 million during the nine months ended September 30, 2023 and immaterial during the three months ended September 30, 2023 and the three and nine months ended September 30, 2022.

15.    Stock-Based Compensation
Management Incentive Units

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
As of September 30, 2023, all MIUs are classified as equity. MIU activities for the nine months ended September 30, 2023 are summarized as follows (in thousands, except for per share data):

	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (1)
Outstanding at December 31, 2022	1,896	$0.79
Granted	—	—
Vested	(632)	0.79
Forfeited	(215)	0.79
Outstanding at September 30, 2023	1,049	$0.79	0.75 years
(1) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.

2021 Equity Incentive Plan
Restricted Stock Units
As of September 30, 2023, all RSUs granted to employees and non-employees are classified as equity.
Employee RSU activities for the nine months ended September 30, 2023 are summarized as follows (in thousands, except for per share data):

	Equity-classified RSUs - employee (1)
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (2)
Outstanding at December 31, 2022	8,110	$4.00
Granted	6,743	2.69
Vested	(2,265)	3.70
Forfeited	(1,156)	4.33
Outstanding at September 30, 2023	11,432	$3.25	1.56 years
(1) Represents awards granted to employees, executives and directors of the Company.
(2) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.
The aggregate fair value of employee RSUs outstanding as of September 30, 2023, based on the fair value at the reporting period end, was $38.2 million. The aggregate fair value of employee RSUs vested during the nine months ended September 30, 2023, based on the fair value on the vest date, was $6.4 million.

Non-employee RSU activities for the nine months ended September 30, 2023 are summarized as follows (in thousands, except for per share data):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Equity-classified RSUs - non-employee (1)
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (2)
Outstanding at December 31, 2022	19	$2.91
Granted	20	2.75
Vested	(6)	2.88
Forfeited	—	—
Outstanding at September 30, 2023	33	$2.82	1.59 years
(1) Represents awards granted to eligible consultants of the Company.
(2) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.
The aggregate fair value of non-employee RSUs outstanding as of September 30, 2023, based on the fair value at the reporting period end, was $0.1 million. The aggregate fair value of non-employee RSUs vested during the nine months ended September 30, 2023, based on the fair value on the vest date, was immaterial.

Performance-Based Restricted Stock Units
As of September 30, 2023, all PSUs granted to employees are classified as equity.
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

	September 30, 2023	December 31, 2022
Stock price	$2.59	$4.94
Measurement period	30.00 years	30.00 years
Expected volatility	52.50%	47.50%
Risk-free rate	3.73%	2.24%
Vesting hurdle 1	$4.42	$12.50
Vesting hurdle 2	$—	$15.00
Vesting hurdle 3	$—	$17.50

PSU activities for the nine months ended September 30, 2023 are summarized as follows (in thousands, except for per share data):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Equity-classified PSUs - employee (1)
	Number of Shares	Weighted-average Grant Date Fair Value (per share)	Weighted-average Remaining Contractual Term (2)
Outstanding at December 31, 2022	1,707	$6.39
Granted	211	2.59
Vested	—	—
Forfeited	(170)	6.28
Outstanding at September 30, 2023	1,748	$5.94	8.66 years
(1) Represents awards granted to employees and executives of the Company.
(2) The weighted-average remaining contractual term is calculated as the sum of the weighted amount of time between the reporting period end and the vest date divided by the sum of the shares that are outstanding by the end of the reporting period.
The aggregate fair value of PSUs outstanding as of September 30, 2023, based on the fair value at the reporting period end, was $5.8 million. None of the PSUs vested during the nine months ended September 30, 2023.

Stock-Based Compensation Expense
The following tables present the Company’s stock-based compensation expense by financial statement line item and by award type for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$351	$284	$716	$999
Sales and marketing expense	748	706	1,624	2,184
General and administrative expense	1,607	1,055	4,496	2,655
Research and development expense	1,274	931	3,035	3,040
Total stock-based compensation	$3,980	$2,976	$9,871	$8,878

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Equity-classified awards:
MIUs	$104	$139	$311	$417
RSUs - employee	3,599	2,580	8,929	7,644
RSUs - non-employee	8	6	19	29
PSUs - employee	269	251	612	788
Total equity-classified awards	3,980	2,976	9,871	8,878
Total stock-based compensation	$3,980	$2,976	$9,871	$8,878

There were no income tax benefits recognized for the nine months ended September 30, 2023 and 2022, related to tax deductions from RSU awards vesting during those periods. Due to the Company’s net operating loss, the related tax deductions result in deferred tax assets that are fully offset with a valuation allowance.
As of September 30, 2023, unrecognized stock-based compensation expense related to unvested awards by award type and their expected weighted-average recognition periods are summarized in the following table (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Unrecognized Stock-based Compensation Expense	Weighted-average Recognition Period (1)
Equity-classified awards:
MIUs	$518	1.25 years
RSUs - employee	33,513	3.00 years
RSUs - non-employee	89	3.11 years
PSUs - employee	8,328	8.66 years
Total equity-classified awards	42,448
Total unrecognized stock-based compensation	$42,448
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

16.    Geographic Information
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by geographic area for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$32,732	$32,784	$100,070	$93,089
Americas (excluding United States)	799	943	2,503	2,931
Asia	1,799	1,500	4,952	4,216
Europe	22	26	68	97
Total revenue	$35,352	$35,253	$107,593	$100,333

In addition, 99.5% of the Company’s revenue is denominated in U.S. dollars and 0.5% is denominated in foreign currencies.

Property and Equipment
The following table summarizes total property and equipment, net in the respective locations at September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
United States	$841	$1,291
Americas (excluding United States)	266	309
Asia	820	1,018
Property and equipment, net	$1,927	$2,618

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
The provision for (benefit from) income taxes was $(0.1) million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.3 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively. The benefit from or provision for income taxes for the three and nine months ended September 30, 2023 and 2022 consisted primarily of foreign and state income taxes.
The effective tax rates were 0.91% and (2.10)% for the three months ended September 30, 2023 and 2022, respectively, and (1.85)% and (1.53)% for the nine months ended September 30, 2023 and 2022, respectively. The change in the effective tax rate for the nine months ended September 30, 2023, relative to 2022, was primarily attributable to the change in valuation allowance, a decrease in foreign taxes and certain non-deductible expenses.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, India and Colombia. The tax returns are subject to statutes of limitations that vary by jurisdiction. At September 30, 2023, the Company remains subject to U.S. and certain state income tax examinations for tax years 2019 through 2022, and in certain other states for tax years 2018 through 2022. However, due to the Company’s net operating loss carryforwards in various jurisdictions, tax authorities have the ability to adjust carryforwards related to closed years.

18.    Retirement Benefit Plan
The Company amended its existing 401(k) plan (the “Plan”) effective on July 1, 2018. The amended Plan covers eligible employees immediately upon employment with the Company. Participants may contribute up to a maximum percentage of their annual compensation to the Plan as determined by the Company limited to the maximum annual amount set by the Internal Revenue Service. The Plan provides for traditional tax-deferred and Roth 401(k) contribution options. Prior to the Plan amendment, the Company did not provide a matching contribution. The Company began matching fifty percent of the employee contribution up to a maximum of $200 per pay period, limited to $4,800 annually, upon adoption of the Plan. One hundred percent of the employer match vests immediately. Effective January 1, 2022, the Company removed the maximum $200 per pay period matching contribution limitation, and began matching fifty percent of the employee contribution up to a maximum of $4,800 per plan year. The Company made matching contributions totaling $0.2 million and $0.3 million during the three months ended September 30, 2023 and 2022, respectively, and $0.8 million and $1.0 million during the nine months ended September 30, 2023 and 2022, respectively.

19.    Fair Value Measurement
The following table sets forth the fair value of the Company’s assets and liabilities at September 30, 2023 (dollars in thousands):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
Cash and cash equivalents	$13,208	$—	$—	$13,208
Marketable securities—available for sale debt securities	—	44,192	—	44,192
Total assets	$13,208	$44,192	$—	$57,400

Term loan	$—	$53,989	$—	$53,989
Warrant liability—Forward Purchase Warrants	—	—	500	500
Total liabilities	$—	$53,989	$500	$54,489

The following table sets forth the fair value of the Company’s assets and liabilities at December 31, 2022 (dollars in thousands):

	Level 1	Level 2	Level 3	Totals
Cash and cash equivalents	$20,742	$—	$—	$20,742
Marketable securities—available for sale debt securities	—	48,182	—	48,182
Total assets	$20,742	$48,182	$—	$68,924

Term loan	$—	$54,567	$—	$54,567
Finance lease obligations	—	11	—	11
Warrant liability—Forward Purchase Warrants	—	—	633	633
Total liabilities	$—	$54,578	$633	$55,211

Level 1 and Level 2 of the Fair Value Hierarchy
As of September 30, 2023 and December 31, 2022, the carrying amounts of the Company’s cash, cash equivalents and restricted cash approximate their fair values due to their short maturities and have been classified as Level 1 of the fair value hierarchy. The fair value of the term loan and finance lease obligations approximates their carrying value. The fair value is determined based on observable inputs on the price of the term loan in the market and has been classified as Level 2 of the fair value hierarchy. The fair value of the Company’s AFS debt securities is determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers and has been classified as Level 2 of the fair value hierarchy. Refer to Note 4 for additional information regarding the fair value of the Company’s marketable securities.

Level 3 of the Fair Value Hierarchy
The Company’s liability related to the Forward Purchase Warrants is measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. There were no other assets or liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022.
Warrant liability—Forward Purchase Warrants
As discussed in Note 2(y), 833,333 Forward Purchase Warrants were issued pursuant to the Forward Purchase Agreement dated January 13, 2021 between Crescent and Old LiveVox. Upon consummation of the SPAC Merger, the Company concluded that the Forward Purchase Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. The Forward Purchase Warrants are classified as Level 3 fair value measurement. The Company employed a Black-Scholes option pricing model specific to the contractual terms of the Forward Purchase Warrants to determine their fair value at each reporting period, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss. Inherent in the options pricing model are assumptions related to current stock price, exercise price, expected share price volatility, expected life, risk-free interest rate and dividend yield. The stock price is based on the closing price of the Company’s Class A common stock on Nasdaq as of the valuation date. The exercise price is based on the terms of the warrant agreement. The volatility input is estimated using the implied volatility of the Public Warrants and the volatility of the Company’s peer companies. The expected life of the Forward Purchase Warrants is based on the time from valuation date to the contractual expiration date. The

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected five-year term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Future change in these assumptions could result in a material change to the fair value of the Forward Purchase Warrants, and such changes will be recorded in the consolidated statements of operations and comprehensive loss.
The following table provides quantitative information regarding assumptions used in the Black Scholes option-pricing model to determine the fair value of the Forward Purchase Warrants:

	September 30, 2023	December 31, 2022
Stock price	$3.34	$2.97
Exercise price	$11.50	$11.50
Contractual term	2.70 years	3.50 years
Expected volatility	72.50%	77.50%
Risk-free rate	4.90%	4.20%
Dividend yield	0.00%	0.00%

Changes in the Level 3 Fair Value Measurement
The changes in fair value of the Level 3 liabilities are as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Balance, beginning of period	$633	$767
Changes in fair value of warrant liability	(133)	(134)
Balance, end of period	$500	$633

During the three months ended September 30, 2023 and 2022, the loss recognized due to increase in the fair value of warrant liability was $0.1 million and $0.4 million, respectively, and was recorded within other income (expense), net in the consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2023 and 2022, the gain recognized due to decrease in the fair value of warrant liability was $0.1 million and $0.1 million, respectively.

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
The computation of loss per share and weighted average shares of the Company’s common stock outstanding for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands, except per share data):

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Loss attributable to common stockholders—basic and diluted	$(5,747)	$(7,772)	$(18,605)	$(31,539)
Denominator:
Weighted average shares outstanding—basic and diluted	94,372	92,351	93,598	91,800
Loss per share:
Basic and diluted	$(0.06)	$(0.08)	$(0.20)	$(0.34)

The following outstanding common stock equivalents were either considered antidilutive or were contingently issuable upon the resolution of their contingencies, and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earn-Out Shares (1)	5,000	5,000	5,000	5,000
Lock-Up Shares (2)	2,544	2,544	2,544	2,544
Finders Agreement Shares (3)	1,644	1,644	1,644	1,644
Warrants to purchase common stock	13,333	13,333	13,333	13,333
Shares withheld to cover employees’ withholding taxes upon vesting of RSUs	118	81	531	286
Unvested RSUs	11,465	7,361	11,465	7,361
Unvested PSUs	1,748	1,707	1,748	1,707
Total	35,852	31,670	36,265	31,875
(1) As additional consideration payable to the LiveVox Stockholder, the Company issued 5,000,000 shares of Class A common stock (the “Earn-Out Shares”) held in an escrow account to be released only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021. No contingent consideration shares were issued or released during the three and nine months ended September 30, 2023 and 2022.
(2) Represents 2,543,750 shares of converted Class A common stock held by the SPAC sponsor and certain independent directors (the “Lock-Up Shares”) immediately following the closing, which were placed in an escrow account to be subject to release only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021. No contingent consideration shares were issued or released during the three and nine months ended September 30, 2023 and 2022.
(3) Represents 1,643,750 shares of Class A common stock (the “Finders Agreement Shares”) to be issued only if the price of Class A common stock trading on Nasdaq exceeds certain thresholds during the seven-year period beginning June 18, 2021, pursuant to the terms of the Finders Agreement. No contingent consideration shares were issued during the three and nine months ended September 30, 2023 and 2022.

21.    Commitments and Contingencies
Commitments
As of September 30, 2023 and December 31, 2022, $54.5 million and $54.9 million of the term loan principal was outstanding, respectively. The term loan is due December 31, 2025. See Note 9 for more information.
On June 29, 2023, the Company renewed an agreement for cloud services under which the Company has a non-cancelable minimum spend commitment in exchange for negotiated discounts on fees for use of eligible services. The total non-cancelable

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
spend commitment is approximately $40.3 million for the period from July 1, 2023 to June 30, 2026. As of September 30, 2023, the remaining spend commitment under this agreement was approximately $36.7 million.

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

Indemnification Agreements
The Company has entered into indemnification agreements with its directors, officers and certain employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. As of September 30, 2023 and December 31, 2022, there were no claims that the Company is aware of that could have a material effect on its consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

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
The 2022 Restructuring Plan included a reduction of approximately 3% of the Company’s global workforce. Restructuring charges incurred as a result of the 2022 Restructuring Plan totaled $0.9 million, and consist primarily of employee severance and termination benefits. The unpaid balance of restructuring charges was $0.1 million as of September 30, 2023, which the Company expects to pay off by the end of 2023.

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

Restructuring Charges

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
The following table summarizes (a) restructuring charges incurred as a result of the 2022 Restructuring Plan and the 2023 Restructuring Plan, by major type of cost and by financial statement line item, and (b) the changes in the liability for restructuring charges, included within accrued expenses on the consolidated balance sheets (dollars in thousands):

	2022 Restructuring Plan		2023 Restructuring Plan				Aggregate Total
	Employee severance and termination benefits	Subtotal	Employee severance and termination benefits	Non-lease contract termination costs	Other costs	Subtotal
Liability as of December 31, 2021	$—	$—	$—	$—	$—	$—	$—
Restructuring charges
Cost of revenue	400	400	—	—	—	—	400
Sales and marketing expense	147	147	—	—	—	—	147
General and administrative expense	—	—	—	—	—	—	—
Research and development expense	5	5	—	—	—	—	5
Total restructuring charges	552	552	—	—	—	—	552
Cash payments	(552)	(552)	—	—	—	—	(552)
Liability as of December 31, 2022	$—	$—	$—	$—	$—	$—	$—
Restructuring charges
Cost of revenue	—	—	1,110	63	2	1,175	1,175
Sales and marketing expense	242	242	1,350	—	—	1,350	1,592
General and administrative expense	—	—	43	—	—	43	43
Research and development expense	101	101	658	—	—	658	759
Total restructuring charges	343	343	3,161	63	2	3,226	3,569
Cash payments	—	—	(2,991)	(37)	(2)	(3,030)	(3,030)
Liability as of March 31, 2023	$343	$343	$170	$26	$—	$196	$539
Restructuring charges
Cost of revenue	—	—	(20)	—	—	(20)	(20)
Sales and marketing expense	4	4	(21)	—	—	(21)	(17)
General and administrative expense	—	—	—	—	—	—	—
Research and development expense	—	—	(6)	—	—	(6)	(6)
Total restructuring charges	4	4	(47)	—	—	(47)	(43)
Cash payments	(224)	(224)	(123)	(26)	—	(149)	(373)
Liability as of June 30, 2023	$123	$123	$—	$—	$—	$—	$123
Restructuring charges
Cost of revenue	—	—	—	—	—	—	—
Sales and marketing expense	—	—	—	—	—	—	—
General and administrative expense	—	—	—	—	—	—	—
Research and development expense	—	—	—	—	—	—	—
Total restructuring charges	—	—	—	—	—	—	—
Cash payments	—	—	—	—	—	—	—
Liability as of September 30, 2023	$123	$123	$—	$—	$—	$—	$123

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

LIVEVOX HOLDINGS, INC.
Notes to the Consolidated Financial Statements (Unaudited)

Agreement and Plan of Merger
On October 3, 2023, the Company entered into an Agreement and Plan of Merger (the “NICE Merger Agreement”) with inContact, Inc., a Delaware corporation (“Parent”), Laser Bridge Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”), and NICE Ltd., a company organized under the laws of the State of Israel (“NICE”). Pursuant to the NICE Merger Agreement, Merger Subsidiary will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “NICE Merger”).
Upon the terms and subject to the conditions set forth in the NICE Merger Agreement, upon the effective time of the NICE Merger (the “Effective Time”), each share of Class A common stock, par value $0.0001 per share, of the Company (the “Company Stock”) that is issued and outstanding as of immediately prior to the Effective Time (other than any shares of Company Stock that are held by the Company as treasury stock or owned by NICE, Parent, Merger Subsidiary or any other subsidiaries thereof, the Earn-Out Shares and the Lock-Up Shares, or any shares of Company Stock as to which appraisal rights have been properly exercised in accordance with Delaware law), will be automatically cancelled, extinguished and converted into the right to receive $3.74, without interest thereon.
On October 4, 2023, following the execution of the NICE Merger Agreement, the holders of a majority of the outstanding shares of Company Stock entitled to vote thereon executed a written consent adopting the NICE Merger Agreement and approving the transactions contemplated thereby, including the NICE Merger. No further approval of the stockholders of the Company is required to approve the NICE Merger. The NICE Merger is expected to close in the first half of 2024, subject to certain regulatory clearances and closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, unless otherwise noted, the “Company,” “LiveVox,” “we,” “us,” and “our” refers to LiveVox Holdings, Inc., and its subsidiaries, collectively. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”). In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those included in Part II, Item 1A of this Quarterly Report and those set forth in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K (“Annual Report”) filed with the SEC on March 2, 2023.

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
We typically sell our products to customers under one- to three-year subscription contracts that stipulate a minimum amount of monthly usage and associated revenue with the ability for the customer to consume excess usage above the minimum contract amount, all recognized on a monthly basis following deployment to the customer. Excess usage revenue is deemed to be specific to the month in which the usage occurs, since the minimum usage commitments reset at the beginning of each month. Subscription revenue accounted for 99.6% and 98.5% for the three and nine months ended September 30, 2023, respectively, and 98.1% and 98.2% for the three and nine months ended September 30, 2022, respectively, of our total revenue with the remainder consisting of professional services and other non-recurring revenue derived from the implementation of our products.

Agreement and Plan of Merger
On October 3, 2023, the Company entered into the NICE Merger Agreement with Parent, Laser Bridge Merger Sub and NICE. Pursuant to the NICE Merger Agreement, Merger Subsidiary will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent.
Upon the terms and subject to the conditions set forth in the NICE Merger Agreement, upon the Effective Time of the NICE Merger, each share of the Company Stock that is issued and outstanding as of immediately prior to the Effective Time (other than any shares of Company Stock that are held by the Company as treasury stock or owned by NICE, Parent, Merger Subsidiary or any other subsidiaries thereof, the Earn-Out Shares and the Lock-Up Shares, or any shares of Company Stock as to which appraisal rights have been properly exercised in accordance with Delaware law), will be automatically cancelled, extinguished and converted into the right to receive $3.74, without interest thereon.
On October 4, 2023, following the execution of the NICE Merger Agreement, the holders of a majority of the outstanding shares of Company Stock entitled to vote thereon executed a written consent adopting the NICE Merger Agreement and approving the transactions contemplated thereby, including the NICE Merger. No further approval of the stockholders of the Company is required to approve the NICE Merger. The NICE Merger is expected to close in the first half of 2024, subject to certain regulatory clearances and closing conditions.

Restructuring Events
On August 1, 2022, the Company initiated the 2022 Restructuring Plan to reduce the Company’s cost structure and improve its operational efficiency. The 2022 Restructuring Plan included a reduction of approximately 3% of the Company’s global workforce. Restructuring charges incurred as a result of the 2022 Restructuring Plan totaled $0.9 million, and consist primarily of employee severance and termination benefits. The unpaid balance of restructuring charges was $0.1 million as of September 30, 2023, which the Company expects to pay off by the end of fiscal 2023.

On January 13, 2023, the Company authorized the 2023 Restructuring Plan. Management, with the oversight and guidance of the Company’s board of directors, determined to implement the 2023 Restructuring Plan following a review of the Company’s business, operating expenses and the macroeconomic environment. The 2023 Restructuring Plan was intended to reduce the Company’s cost structure and improve its operational efficiency. The 2023 Restructuring Plan included a reduction of approximately 98 employees, comprising approximately 16% of the Company’s global workforce. Restructuring charges incurred as a result of the 2023 Restructuring Plan totaled $3.2 million, and consist primarily of employee severance and termination benefits. The 2023 Restructuring Plan charges were fully paid off in the second quarter of fiscal 2023.
Please see Note 22 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information about this plan.

LiveVox’s Segments
The Company has determined that its CEO is its chief operating decision maker. The Company’s CEO reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.

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
ARR in the three months ended September 30, 2023 was $140.8 million, which is $3.0 million or 2.2% higher than the $137.8 million of ARR in the three months ended September 30, 2022.

LTM Net Revenue Retention Rate
We believe that our Last Twelve Months (“LTM”) Net Revenue Retention Rate provides us and investors with insight into our ability to retain and grow revenue from our customers and is a meaningful measure of the long-term value of our customer relationships. We calculate LTM Net Revenue Retention Rate by dividing the recurring revenue recognized during the most recent LTM period by the recurring revenue recognized during the LTM period immediately preceding the most recent LTM period, provided, however, that recurring revenue from a customer in the most recent LTM period is excluded from the calculation if recurring revenue was not recognized from that customer in the preceding LTM period. Customers who cease using our products during the most recent LTM period are included in the calculation. For example, LTM Net Revenue Retention for the 12-month period ending September 2023 includes recurring revenue from all customers for whom revenue was recognized from October 2021 to September 2022 regardless of whether such customers increased, decreased, or stopped their use of our products during that period (i.e., old customers), but excludes recurring revenue from all customers who began using our services from October 2022 to September 2023 (i.e., new customers). We define monthly recurring revenue as recurring monthly contract and excess usage revenue, which we calculate separately from one-time, non-recurring revenue by month by customer. We consider all contract and excess usage revenue, which represents 98.5% of our revenue, to be recurring revenue as all of our contracts provide for a minimum commitment amount. We consider professional services revenue and one-time adjustments, which are booked on a one-time, non-recurring basis, to be non-recurring revenue. Professional services and other one-time adjustments are generally not material to the result of the calculation. However, one-time non-recurring revenue is important with respect to timing as we bill installation and non-standard statement of work fees immediately and recognize the revenue as the work is completed, which is generally in advance of the beginning of recurring revenue which is when we recognize the beginning of the LTM period immediately preceding the most recent LTM period.
The following table shows our LTM Net Revenue Retention Rate for the periods presented:

	Twelve Months Ended September 30,		Twelve Months Ended December 31,
	2023	2022	2022	2021
LTM Net Revenue Retention Rate	108%	109%	113%	105%

Our LTM Net Revenue Retention Rate reflects the expansion over time of our existing customers as they add new products and additional units of service. A much higher percentage of the product revenue from our customers is contracted on our per minute pricing model with a minimum commitment as compared to our per agent pricing model with minimum commitments for both agents and units of service.
Our LTM Net Revenue Retention Rate decreased by 1.6 percentage points, to 107.7% in the twelve months ended September 30, 2023 from 109.3% in the twelve months ended September 30, 2022. Recurring revenue expansion in the last twelve months ended September 30, 2023 was approximately 3.0 percentage points lower than the last twelve months ended September 30, 2022, which was partially offset by a favorable change in Shrink and Churn of approximately 1.4 percentage points.
Our LTM Net Revenue Retention Rate increased by 7.7 percentage points, to 113.1% in the twelve months ended December 31, 2022 from 105.4% in the twelve months ended December 31, 2021. Recurring revenue expansion in the last twelve months ended December 31, 2022 was approximately 5.0 percentage points higher than the last twelve months ended December 31, 2021, and Shrink and Churn in the last twelve months ended December 31, 2022 changed favorably by approximately 2.7 percentage points compared to the last twelve months ended December 31, 2021.

Adjusted EBITDA
In addition to net loss presented in accordance with U.S. GAAP, we monitor Adjusted EBITDA, a Non-GAAP financial measure, to analyze our financial results and believe that it is useful to investors, as a supplement to U.S. GAAP measures, in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance. We believe that Adjusted EBITDA helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that we exclude from Adjusted EBITDA. Furthermore, we use this measure to establish budgets and operational goals for managing our business and evaluating our performance. We also believe that Adjusted EBITDA provides an additional tool for investors to use in comparing our recurring core business operating results over multiple periods with other companies in our industry.
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
The following table shows a reconciliation of net loss to Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2023	2022	2023	2022
Net loss	$(5,747)	$(7,772)	$(18,605)	$(31,539)
Non-GAAP adjustments:
Depreciation and amortization (1)	1,025	1,119	3,106	3,550
Long-term equity incentive bonus and stock-based compensation expense (2)	3,980	2,976	9,871	8,878
Interest expense, net	1,036	896	3,458	2,390
Change in the fair value of warrant liability	50	350	(133)	(134)
Other expense, net	407	160	295	209
Acquisition and financing related fee and expense (3)	—	—	—	10
Transaction-related cost (3)(4)	1,431	98	1,431	281
Provision for (benefit from) income taxes	(53)	159	338	474
Restructuring cost (5)	—	521	3,526	521
Other non-recurring expenses (3)(6)	329	—	1,095	—
Adjusted EBITDA	$2,458	$(1,493)	$4,382	$(15,360)

(1) Depreciation and amortization expenses included in our results of operations are as follows (dollars in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2023	2022	2023	2022
Cost of revenue	$299	$343	$908	$1,295
Sales and marketing expense	588	613	1,772	1,835
General and administrative expense	114	126	348	312
Research and development expense	24	37	78	108
Total depreciation and amortization	$1,025	$1,119	$3,106	$3,550

(2) There were no long-term equity incentive bonuses during the periods presented. Stock-based compensation expenses included in our results of operations are as follows (dollars in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2023	2022	2023	2022
Cost of revenue	$351	$284	$716	$999
Sales and marketing expense	748	706	1,624	2,184
General and administrative expense	1,607	1,055	4,496	2,655
Research and development expense	1,274	931	3,035	3,040
Total stock-based compensation expenses	$3,980	$2,976	$9,871	$8,878

(3) Included in general and administrative expense for all periods presented.

(4) Transaction-related costs incurred during the three and nine months ended September 30, 2023 relate to the proposed NICE Merger described above.

(5) Restructuring costs relate to charges incurred as a result of the 2022 Restructuring Plan initiated in August 2022 and the 2023 Restructuring Plan initiated in January 2023 described above. These restructuring costs included in our results of operations are as follows (dollars in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2023	2022	2023	2022
Cost of revenue	$—	$400	$1,155	$400
Sales and marketing expense	—	116	1,575	116
General and administrative expense	—	—	43	—
Research and development expense	—	5	753	5
Total restructuring costs	$—	$521	$3,526	$521

(6) Other non-recurring expenses consist primarily of impairment loss on right-of-use asset associated with the closure of certain underutilized physical offices within the United States.

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
We calculate Non-GAAP gross margin percentage by dividing Non-GAAP gross profit by revenue, expressed as a percentage of revenue.
The following table shows a reconciliation of gross profit to Non-GAAP gross profit for the periods presented (dollars in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2023	2022	2023	2022
Gross profit	$24,078	$22,360	$71,917	$61,260
Depreciation and amortization	299	343	908	1,295
Long-term equity incentive bonus and stock-based compensation expense	351	284	716	999
Restructuring cost	—	400	1,155	400
Non-GAAP gross profit	$24,728	$23,387	$74,696	$63,954

Gross margin %	68.1%	63.4%	66.8%	61.1%
Non-GAAP gross margin %	69.9%	66.3%	69.4%	63.7%

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

Results of Operations
Comparison of the three months ended September 30, 2023 and 2022
The following tables summarize key components of our results of operations for the three months ended September 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended September 30, (unaudited)
	2023	2022
Revenue	$35,352	$35,253
Cost of revenue	11,274	12,893
Gross profit	24,078	22,360
Operating expenses
Sales and marketing expense	10,988	13,759
General and administrative expense	10,057	7,255
Research and development expense	7,340	7,553
Total operating expenses	28,385	28,567
Loss from operations	(4,307)	(6,207)
Interest expense, net	1,036	896
Change in the fair value of warrant liability	50	350
Other expense, net	407	160
Total other expense, net	1,493	1,406
Pre-tax loss	(5,800)	(7,613)
Provision for (benefit from) income taxes	(53)	159
Net loss	$(5,747)	$(7,772)
Net loss per share—basic and diluted	$(0.06)	$(0.08)
Weighted average shares outstanding—basic and diluted	94,372	92,351

Revenue

	Three Months Ended September 30, (unaudited)
	2023	2022	$ Change	% Change
Revenue	$35,352	$35,253	$99	0.3%

Revenue increased by $0.1 million, or 0.3%, to $35.4 million in the three months ended September 30, 2023 from $35.3 million in the three months ended September 30, 2022. The increase was attributable primarily to an increase in subscription revenue of $0.8 million driven by the acquisition of new customers and upsells to our existing customer base, which was partially offset by a decrease in professional services and other non-recurring revenue of $0.7 million.

Cost of revenue

	Three Months Ended September 30, (unaudited)
	2023	2022	$ Change	% Change
Cost of revenue	$11,274	$12,893	$(1,619)	(12.6)%
% of revenue	31.9%	36.6%

Cost of revenue decreased by $1.6 million, or 12.6%, to $11.3 million in the three months ended September 30, 2023 from $12.9 million in the three months ended September 30, 2022. The decrease was attributable primarily to a decrease in personnel costs of $1.8 million resulting from decreased employee headcount, which was partially offset by an increase in stock-based compensation expenses of $0.1 million associated with the 2023 annual refresh grants under the 2021 Plan.

Gross profit

	Three Months Ended September 30, (unaudited)
	2023	2022	$ Change	% Change
Gross profit	$24,078	$22,360	$1,718	7.7%
Gross margin percentage	68.1%	63.4%

Gross profit increased by $1.7 million, or 7.7%, to $24.1 million in the three months ended September 30, 2023 from $22.4 million in the three months ended September 30, 2022. The increase in gross profit was a result of increased revenue of $0.1 million and decreased personnel costs of $1.8 million, which were partially offset by increased stock-based compensation expenses of $0.1 million, described above.

Sales and marketing expense

	Three Months Ended September 30, (unaudited)
	2023	2022	$ Change	% Change
Sales and marketing expense	$10,988	$13,759	$(2,771)	(20.1)%
% of revenue	31.1%	39.0%

Sales and marketing expense decreased by $2.8 million, or 20.1%, to $11.0 million in the three months ended September 30, 2023 from $13.8 million in the three months ended September 30, 2022. The decrease was attributable primarily to decreases in personnel costs of $1.9 million resulting from decreased employee headcount, marketing, promotions and tradeshow expenses of $0.5 million and travel costs of $0.3 million as a result of cost management for marketing spending.

General and administrative expense

	Three Months Ended September 30, (unaudited)
	2023	2022	$ Change	% Change
General and administrative expense	$10,057	$7,255	$2,802	38.6%
% of revenue	28.4%	20.6%

General and administrative expense increased by $2.8 million, or 38.6%, to $10.1 million in the three months ended September 30, 2023 from $7.3 million in the three months ended September 30, 2022. The increase was attributable primarily to an increase in accounting, audit and legal fees of $2.3 million driven by (a) the implementation of a new CPQ, billing, accounts receivable and revenue recognition software, and (b) the proposed NICE Merger described above. In addition, stock-based compensation expenses increased by $0.6 million as a result of the 2023 annual refresh grants under the 2021 Plan, and personnel costs increased by $0.1 million mainly due to the new CEO hired by the Company in the fourth quarter of fiscal 2022.

Research and development expense

	Three Months Ended September 30, (unaudited)
	2023	2022	$ Change	% Change
Research and development expense	$7,340	$7,553	$(213)	(2.8)%
% of revenue	20.8%	21.4%

Research and development expense decreased by $0.3 million, or 2.8%, to $7.3 million in the three months ended September 30, 2023 from $7.6 million in the three months ended September 30, 2022. The decrease was attributable primarily to a decrease in personnel costs of $0.6 million resulting from decreased employee headcount, which was partially offset by an increase in stock-based compensation expenses of $0.3 million associated with the 2023 annual refresh grants under the 2021 Plan.

Interest expense, net

	Three Months Ended September 30, (unaudited)
	2023	2022	$ Change	% Change
Interest expense, net	$1,036	$896	$140	15.6%
% of revenue	2.9%	2.5%

Interest expense, net increased by $0.1 million, or 15.6%, to $1.0 million in the three months ended September 30, 2023 from $0.9 million in the three months ended September 30, 2022. The increase was attributable primarily to an increase in interest expense of $0.2 million associated with higher interest rates in the three months ended September 30, 2023, which was partially offset by an increase in interest income of $0.1 million associated with the marketable securities which we invested since the fourth quarter of fiscal 2021.

Change in the fair value of warrant liability

	Three Months Ended September 30, (unaudited)
	2023	2022	$ Change	% Change
Change in the fair value of warrant liability	$50	$350	$(300)	(85.7)%
% of revenue	0.1%	1.0%

Loss recognized due to change in the fair value of warrant liability decreased by $0.3 million, or 85.7%. The decrease was attributable primarily to an increase in fair value of the Forward Purchase Warrants of $0.1 million in the three months ended September 30, 2023 compared to an increase in fair value of $0.4 million in the three months ended September 30, 2022. For more information, see Note 19 of the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Comparison of the nine months ended September 30, 2023 and 2022
The following tables summarize key components of our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands, except per share data):

	Nine Months Ended September 30, (unaudited)
	2023	2022
Revenue	$107,593	$100,333
Cost of revenue	35,676	39,073
Gross profit	71,917	61,260
Operating expenses
Sales and marketing expense	35,761	42,795
General and administrative expense	28,621	22,855
Research and development expense	22,182	24,210
Total operating expenses	86,564	89,860
Loss from operations	(14,647)	(28,600)
Interest expense, net	3,458	2,390
Change in the fair value of warrant liability	(133)	(134)
Other expense, net	295	209
Total other expense, net	3,620	2,465
Pre-tax loss	(18,267)	(31,065)
Provision for income taxes	338	474
Net loss	$(18,605)	$(31,539)
Net loss per share—basic and diluted	$(0.20)	$(0.34)
Weighted average shares outstanding—basic and diluted	93,598	91,800

Revenue

	Nine Months Ended September 30, (unaudited)
	2023	2022	$ Change	% Change
Revenue	$107,593	$100,333	$7,260	7.2%

Revenue increased by $7.3 million, or 7.2%, to $107.6 million in the nine months ended September 30, 2023 from $100.3 million in the nine months ended September 30, 2022. The increase was attributable primarily to an increase in subscription revenue of $7.8 million driven by the acquisition of new customers and upsells to our existing customer base, which was partially offset by a decrease in professional services and other non-recurring revenue of $0.5 million.

Cost of revenue

	Nine Months Ended September 30, (unaudited)
	2023	2022	$ Change	% Change
Cost of revenue	$35,676	$39,073	$(3,397)	(8.7)%
% of revenue	33.2%	38.9%

Cost of revenue decreased by $3.4 million, or 8.7%, to $35.7 million in the nine months ended September 30, 2023 from $39.1 million in the nine months ended September 30, 2022. The decrease was attributable primarily to a decrease in personnel costs of $4.4 million resulting from decreased employee headcount, which was partially offset by an increase in employee severance and termination costs of $0.8 million associated with the restructuring plans described above.

Gross profit

	Nine Months Ended September 30, (unaudited)
	2023	2022	$ Change	% Change
Gross profit	$71,917	$61,260	$10,657	17.4%
Gross margin percentage	66.8%	61.1%

Gross profit increased by $10.7 million, or 17.4%, to $71.9 million in the nine months ended September 30, 2023 from $61.3 million in the nine months ended September 30, 2022. The increase in gross profit was a result of increased revenue of $7.3 million and decreased personnel costs of $4.4 million, which were partially offset by increased employee severance and termination costs of $0.8 million, described above.

Sales and marketing expense

	Nine Months Ended September 30, (unaudited)
	2023	2022	$ Change	% Change
Sales and marketing expense	$35,761	$42,795	$(7,034)	(16.4)%
% of revenue	33.2%	42.7%

Sales and marketing expense decreased by $7.0 million, or 16.4%, to $35.8 million in the nine months ended September 30, 2023 from $42.8 million in the nine months ended September 30, 2022. The decrease was attributable primarily to a decrease in personnel costs of $5.4 million resulting from decreased employee headcount, which was partially offset by an increase in employee severance and termination costs of $1.5 million associated with the restructuring plans described above. In addition, marketing, promotions and tradeshow expenses decreased by $2.2 million and miscellaneous sales and marketing expenses decreased by $0.9 million as a result of cost management for marketing spending.

General and administrative expense

	Nine Months Ended September 30, (unaudited)
	2023	2022	$ Change	% Change
General and administrative expense	$28,621	$22,855	$5,766	25.2%
% of revenue	26.6%	22.8%

General and administrative expense increased by $5.8 million, or 25.2%, to $28.6 million in the nine months ended September 30, 2023 from $22.9 million in the nine months ended September 30, 2022. The increase was attributable primarily to an increase in accounting, audit and legal fees of $3.0 million driven by (a) the implementation of a new CPQ, billing, accounts receivable and revenue recognition software, and (b) the proposed NICE Merger described above. In addition, stock-based compensation expenses increased by $1.8 million as a result of the 2023 annual refresh grants under the 2021 Plan, and personnel costs increased by $0.9 million mainly due to the new CEO hired by the Company in the fourth quarter of fiscal 2022.

Research and development expense

	Nine Months Ended September 30, (unaudited)
	2023	2022	$ Change	% Change
Research and development expense	$22,182	$24,210	$(2,028)	(8.4)%
% of revenue	20.6%	24.1%

Research and development expense decreased by $2.0 million, or 8.4%, to $22.2 million in the nine months ended September 30, 2023 from $24.2 million in the nine months ended September 30, 2022. The decrease was attributable primarily to a decrease in personnel costs of $2.0 million resulting from decreased employee headcount, which was partially offset by an increase in employee severance and termination costs of $0.7 million associated with the restructuring plans described above. In addition, software expenses decreased by $0.5 million and consulting and contracted services decreased by $0.2 million.

Interest expense, net

	Nine Months Ended September 30, (unaudited)
	2023	2022	$ Change	% Change
Interest expense, net	$3,458	$2,390	$1,068	44.7%
% of revenue	3.2%	2.4%

Interest expense, net increased by $1.1 million, or 44.7%, to $3.5 million in the nine months ended September 30, 2023 from $2.4 million in the nine months ended September 30, 2022. The increase was attributable primarily to an increase in interest expense of $1.3 million associated with higher interest rates in the nine months ended September 30, 2023, which was partially offset by an increase in interest income of $0.2 million associated with the marketable securities which we invested since the fourth quarter of fiscal 2021.

Liquidity and Capital Resources
Sources of Cash
LiveVox’s consolidated financial statements have been prepared assuming the Company will continue as a going concern for the 12-month period from the date of issuance of the consolidated financial statements, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s main sources of liquidity include:
•AFS debt securities, which are all classified as short-term securities to fund current operations and may be liquidated at the Company’s discretion if the need arises. The Company held AFS debt securities of $44.2 million and $48.2 million as of September 30, 2023 and December 31, 2022, respectively. Please see Note 4 to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information;
•The term loan and revolving credit facility that the Company entered into with PNC Bank on November 7, 2016, which has been amended several times, most recently as of May 31, 2023. As of September 30, 2023, the term loan commitment was $54.5 million, the revolver commitment was $5.0 million and the letter of credit sublimit was $1.5 million. Please see Note 9 and 10 to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information.

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
•Other liabilities – These include other long-term liabilities reflected in the Company’s consolidated balance sheets as of September 30, 2023, including obligations associated with certain employee and non-employee incentive plans, Forward Purchase Warrants, unrecognized tax benefits and various long-term liabilities, which have some inherent uncertainty in the timing of these payments.
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

Acquisition Opportunities
The Company believes that there may be opportunity for further consolidation in LiveVox’s industry. From time to time, the Company evaluates potential strategic opportunities, including acquisitions of other providers of cloud-based services. The Company has been in, and from time to time may engage in, discussions with counterparties in respect of various potential strategic acquisition and investment transactions. Some of these transactions could be material to the Company’s business and, if completed, could require significant commitments of capital, result in increased leverage or dilution and/or subject the Company to unexpected liabilities. In connection with evaluating potential strategic acquisition and investment transactions, the Company may incur significant expenses for the evaluation and due diligence investigation of these potential transactions. However, under the NICE Merger Agreement, the Company is subject to certain restrictions that may prevent it from engaging in such acquisitions or transactions prior to the closing or termination of the NICE Merger Agreement.

Comparison of cash flows for the nine months ended September 30, 2023 and 2022
The following table summarizes key components of our cash flows for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine Months Ended September 30, (unaudited)
	2023	2022
Net cash used in operating activities	$(9,784)	$(23,283)
Net cash provided by (used in) investing activities	4,472	(927)
Net cash used in financing activities	(2,444)	(77)
Effect of foreign currency translation	222	(336)
Net decrease in cash, cash equivalents and restricted cash	$(7,534)	$(24,623)

Net cash used in operating activities
Cash flows used in operating activities in the nine months ended September 30, 2023 decreased by $13.5 million to cash outflows of $9.8 million from cash outflows of $23.3 million during the nine months ended September 30, 2022. The decrease to net cash used in operating activities was primarily attributable to a decrease of $12.9 million in net loss and an increase of $1.9 million in non-cash adjustments to net loss. The increase in non-cash items was primarily attributable to increases in stock-based compensation expenses of $1.0 million associated with the 2023 annual refresh grants under the 2021 Plan, and credit loss expense of $0.7 million due to the adoption of ASC 326 on January 1, 2023. Net cash used in operating activities also included an increase of $1.4 million in cash from operating assets and liabilities, primarily due to the timing of cash payments to vendors and cash receipts from customers.
Net cash provided by (used in) investing activities
Cash flows provided by (used in) investing activities in the nine months ended September 30, 2023 increased by $5.4 million to cash inflows of $4.5 million from cash outflows of $0.9 million during the nine months ended September 30, 2022. The increase to net cash provided by (used in) investing activities was primarily attributable to increases in proceeds from sales of AFS debt securities of $8.1 million, and proceeds from maturities and principal paydowns of AFS debt securities of $6.8 million, partially offset by an increase of $10.3 million in purchases of AFS debt securities.
Net cash used in financing activities
Cash flows used in financing activities in the nine months ended September 30, 2023 increased by $2.4 million to cash outflows of $2.4 million from cash outflows of $0.1 million during the nine months ended September 30, 2022. The increase to net cash used in financing activities was primarily attributable to a decrease of $1.3 million in proceeds from a structured payable arrangement related to the Company’s commercial insurance policy on directors and officers, and an increase of $1.0 million in payment of employees’ withholding taxes on net share settlement of stock-based awards under the 2021 Plan.

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

Impairment of long-lived assets, including intangible assets
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value. In 2023, the Company announced the closure of certain underutilized physical offices within the United States as more of the Company’s employees shift to a hybrid or remote work environment. During the three and nine months ended September 30, 2023, the Company recognized an impairment charge of $0.2 million and $0.7 million, respectively, to reflect the write-down of the carrying amount excess over the fair value of the right-of-use asset for the offices closed. No impairment losses were recognized during the three and nine months ended September 30, 2022.
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
The Company derives substantially all of its revenue by providing cloud-based contact center products under a usage-based model. The Company’s performance obligations are satisfied over time as the customer has continuous access to its hosted technology platform solutions through its data centers and simultaneously receives and consumes the benefits and the Company performs its services. Other immaterial ancillary revenue is derived from call recording, local caller identification packages, performance/speech analytics, text messaging services and professional services billed monthly on primarily usage-based fees, and to a lesser extent, fixed fees. Professional services, which represents approximately 1.6% of revenue, are billed on a fixed-price or on a time and material basis and the revenue is recognized over time as the services are rendered.
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
For contracts with multiple performance obligations (e.g., including various combinations of services), the Company allocates the contract price to each performance obligation based on its relative SSP. The Company generally determines SSP based on the prices charged to customers. In instances where SSP is not directly observable, the Company determines the SSP using information that generally includes market conditions or other observable inputs.

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
2021 Equity Incentive Plan
On June 16, 2021, the stockholders of the Company approved the 2021 Plan, which became effective upon the closing of the SPAC Merger on June 18, 2021. On June 13, 2023, the Compensation Committee approved an amendment to the 2021 Plan to clarify that the limitation on the maximum grant date fair value for awards shall apply only to the Company’s non-employee directors. The Company grants RSUs and PSUs to employees, executives, directors, and eligible consultants of the Company. RSUs are subject to service conditions only and typically vest over periods ranging from one to six years based on the grantee’s role in the Company. PSUs, which are granted to certain key employees, vest either based on the achievement of predetermined market conditions, or based on both service and market conditions. All RSUs and PSUs will be settled in shares of Class A common stock and are classified as equity awards. Equity-classified awards are recognized as stock-based compensation expense over an employee’s requisite service period or a non-employee’s vesting period on the basis of the grant date fair value. Generally, the Company recognizes stock-based compensation expense of RSUs using the straight-line method, and recognizes stock-based compensation expense of PSUs subject to graded market vesting on a tranche-by-tranche basis (i.e., the accelerated attribution method). The fair value of the RSUs is estimated using the closing price of the Company’s Class A common stock on Nasdaq on the measurement date. The fair value of the PSUs at each measurement date is estimated using a Monte Carlo simulation. The key inputs used in the Monte Carlo simulation are stock price, expected share price volatility, expected life, risk-free interest rate, and vesting hurdles. While the Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense related to the Company’s 2021 Plan.

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

Public and Forward Purchase Warrants
Immediately following the SPAC Merger, the Company assumed 833,333 Forward Purchase Warrants and 12,499,995 Public Warrants that had been previously issued by Crescent. Each whole Warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments.
Upon consummation of the SPAC Merger, the Company concluded that (a) the Public Warrants meet the derivative scope exception for contracts in the Company’s own stock and are recorded in stockholders’ equity and (b) the Forward Purchase Warrants do not meet the derivative scope exception and are recorded as liabilities on the consolidated balance sheets at fair value upon the SPAC Merger, with subsequent changes in the fair value recognized in the consolidated statements of operations and comprehensive loss at each reporting date. The Forward Purchase Warrants are classified as Level 3 fair value measurement and the fair value is measured using a Black-Scholes option pricing model. Inherent in options pricing models are assumptions related to current stock price, exercise price, expected share price volatility, expected life, risk-free interest rate and dividend yield. While the Company believes that the assumptions used in these calculations are reasonable, changes in assumptions could materially affect the liabilities related to the Warrants.

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
As of September 30, 2023 and December 31, 2022, no single issuer represented more than 10% of our marketable securities.
As of September 30, 2023 and December 31, 2022, no single customer represented more than 10% of our total accounts receivable. For the three and nine months ended September 30, 2023 and 2022, no single customer represented more than 10% of our revenue.
The Company relies on third parties for telecommunication, bandwidth, and colocation services that are included in cost of revenue.
As of September 30, 2023, one vendor accounted for approximately 21.0% of our accounts payable. No other single vendor exceeded 10% of our accounts payable at September 30, 2023. At December 31, 2022, one vendor accounted for approximately 37.7% of our accounts payable. No other single vendor exceeded 10% of our accounts payable at December 31, 2022. We believe there could be a material impact on future operating results should a relationship with an existing significant supplier cease.

Interest rate sensitivity
The term loan portion of the Credit Facility is subject to interest rate risk. Effective with the Eighth Amendment entered into on March 31, 2023, the LIBOR benchmark interest rate was replaced with an adjusted SOFR benchmark interest rate. As amended, borrowings under the Credit Facility will accrue interest at a per annum rate, at the Company’s option, based on either (a) a base rate (as defined in the agreement governing the Credit Facility) plus a margin of 4.0% or (b) an adjusted term SOFR (based on one- or three-month interest periods) plus a margin of 5.0%. The Company elected an adjusted SOFR rate at September 30, 2023 and the interest rate for the term loan portion of the Credit Facility was 10.0%. Interest changes affect the fair value of the term loan but the impact on our financial position, cash flows and results of operations was not significant in any period.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2023.
Based on management’s evaluation, our CEO and CFO concluded that, as of September 30, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those results in this Quarterly Report are described in our Annual Report. The occurrence of one or more of these factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, financial condition, results of operations and cash flows. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, results of operations, financial condition or cash flows. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors previously disclosed in the Annual Report, which risk factor section in the Annual Report is hereby incorporated in this Quarterly Report by reference.

Risks Related to the NICE Merger
The announcement and pendency of the NICE Merger may have an adverse effect on our business and results of operations and our failure to complete the NICE Merger could have an adverse effect on our business, financial condition, results of operations, and stock price.
The closing of the NICE Merger is subject to certain conditions, including (a) the requisite approval of the Company’s stockholders adopting the NICE Merger Agreement (which was satisfied via written consent delivered on October 4, 2023), (b) the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Act (which waiting periods expired on
November 6, 2023 at 11:59 p.m.), (c) certain clearances relating to the review of the NICE Merger by the Committee on Foreign Investment in the United States, (d) in the case of Parent’s obligations to consummate the NICE Merger, the absence of any event, occurrence, or development of a state of circumstances or facts which, individually or in the aggregate, has had a Material Adverse Effect (as defined in the NICE Merger Agreement) on the Company that is continuing or would reasonably be expected to have a Material Adverse Effect and (e) other customary conditions for a transaction of this type, such as the absence of any legal restraint prohibiting the consummation of the NICE Merger.
The NICE Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to obtain regulatory approvals from the requisite governmental entities;
•potential future stockholder litigation and other legal and regulatory proceedings, which could prevent, materially restrain, or materially impair the consummation of the NICE Merger; and
•the failure to satisfy the other conditions to the completion of the NICE Merger, including the possibility that a Material Adverse Effect would permit Parent to not close the NICE Merger.
If the NICE Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, results of operations, and stock price, and our stockholders would be exposed to additional risks, including:
•to the extent that the current market price of our stock reflects an assumption that the NICE Merger will be completed, the market price of our Company Stock could decrease if the NICE Merger is not completed;
•investor confidence in us could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results may be adversely impacted due to costs incurred in connection with the NICE Merger;
•any disruptions to our business resulting from the announcement and pendency of the NICE Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the NICE Merger is not consummated or is significantly delayed; and
•the risks related to the diversion of attention of our management or employees from ongoing operations during the pendency of the NICE Merger, including our ability to timely complete our internal financial reporting processes.

There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the NICE Merger, if the NICE Merger is not consummated. Even if successfully completed, there are certain risks to our stockholders from the NICE Merger, including:
•the amount of cash to be paid pursuant to the NICE Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our Company Stock;
•receipt of the all-cash per share merger consideration pursuant to the NICE Merger Agreement may be taxable to stockholders; and
•if the NICE Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

While the NICE Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business.
During the period prior to the closing of the NICE Merger and pursuant to the terms of the NICE Merger Agreement, our business is exposed to certain inherent risks and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business, including:
•potential business uncertainties and general uncertainty in the marketplace, which could lead current and prospective customers to purchase products and services from other providers or delay purchasing from us;
•difficulties maintaining existing and/or establishing business relationships, including business relationships with significant customers and partners;
•the possibility of disruption to our business and operations resulting from the announcement and pendency of the NICE Merger, including diversion of management attention and resources;
•the inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the NICE Merger;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the NICE Merger, and other restrictions on our ability to conduct our business;
•our inability to freely issue securities, incur certain indebtedness, declare or authorize any dividend or distribution, or make certain material capital expenditures without Parent’s approval;
•our inability to solicit other acquisition proposals during the pendency of the NICE Merger;
•the amount of the costs, fees, expenses and charges related to the NICE Merger Agreement and the NICE Merger, including but not limited to the cost of any legal proceeding that may be instituted against us, which may materially and adversely affect our financial condition; and
•other developments beyond our control, including, but not limited to, changes in global economic conditions that may affect the timing or success of the NICE Merger.
If any of these effects were to occur, it could adversely impact our business, cash flow, results of operations, or financial condition, as well as the market price of our Company Stock and our perceived value, regardless of whether the NICE Merger is completed.

Litigation may arise in connection with the NICE Merger, which could be costly, prevent consummation of the NICE Merger, divert management’s attention, and otherwise harm our business.
Regardless of the outcome of any future litigation related to the NICE Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the NICE Merger may adversely affect our business, results of operations, prospects, and financial condition. If the NICE Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the NICE Merger. Any litigation related to the NICE Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our Company Stock, impair our ability to recruit or retain employees, damage our relationships with our customers and channel partners, and other business partners, or otherwise harm our operations and financial performance.

In connection with the NICE Merger, our current and prospective employees could experience uncertainty about their future with us. As a result, key employees may depart because of issues relating to such uncertainty.
In connection with the NICE Merger, our current and prospective employees could experience uncertainty about their future with us or decide that they do not want to continue their employment. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with the Company following the completion of the NICE Merger. Losses of officers or employees could adversely affect our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the NICE Merger for any reason, including delays associated with obtaining requisite regulatory approvals or the requisite approval of our stockholders. We may also experience challenges in hiring new employees during the pendency of the NICE Merger, or if the NICE Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans or enhance our operations.

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
10.1
Agreement and Plan of Merger, dated as of October 3, 2023, by and among LiveVox Holdings, Inc., inContact, Inc., Laser Bridge Merger Sub Inc., and NICE Ltd. (filed as Exhibit 2.1 to the Current Report on Form 8-K of the Company on October 4, 2023 and incorporated herein by reference).

10.2
Support Agreement, dated as of October 3, 2023, by and among inContact, Inc., LiveVox Topco, LLC, and GGC Public Equities Opportunities, L.P. (filed as Exhibit 99.2 to the Current Report on Form 8-K of the Company on October 4, 2023 and incorporated herein by reference).

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

LiveVox Holdings, Inc.

Date: November 9, 2023	By:	/s/ John DiLullo

John DiLullo
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Gregg Clevenger

Gregg Clevenger
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)